Form 10-K
period 2012-09-30
GS Valet, Inc.
filed 2012-12-24
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-182629

GS VALET, INC.
(Exact name or registrant in its charter)

NEVADA	45-5634033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4315 Lemac Drive Houston, Texas	77096
(Address of principal executive offices)	(Zip Code)

(732) 851-3527
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act :

Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A.

As of December 14 2012, the registrant had 6,475,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

GS VALET, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS.

Overview

GS Valet, Inc. was incorporated in the State of Nevada on November 17, 2011. On December 1, 2011, GS Valet, Inc. and Garden State Valet, LLC entered into a Unit Purchase and Share Exchange Agreement whereby Garden State Valet, LLC became our wholly owned subsidiary. We currently operate through our wholly owned subsidiary, Garden State Valet, LLC, which was incorporated on June 15, 2011 in the State of New Jersey. We are a start-up valet parking company that specializes in providing valet parking services for special events in New York, New Jersey and Pennsylvania.

We are a full-service valet parking company. Our main focus is to add value to all special events by greeting each guest and making each guest feel welcome while they entrust us with the responsibility of caring for their vehicle while they enjoy dinner, a wedding, a golf outing or any other occasion. We are the first and last impression that any guest will have when attending an event and our drivers are focused on ensuring that guests are welcomed with a smile and feel comfortable leaving their car with our drivers.

We can provide valet parking for any event site, including catering halls, hotels, restaurants, country clubs, retail centers  and private events. We provide all valet parking equipment for each job, such as valet parking stands, valet tickets, uniforms for our employees, as well as a lockbox for customer’s keys. In addition, we are fully insured with a policy that is appropriate for our size and the industry.

We offer our services all over the State of New Jersey and do not focus our operations in one particular local area within the state. While we do maintain our office in Houston, Texas, we decided that New Jersey was an optimal location to focus our operations because we had professional contacts in this area and we felt it could lead to opportunities to grow the business.  There are operating and marketing logistics that make it difficult to operate in New Jersey while we maintain our main office in Houston, Texas. Mr. Scheckter has to network, market and secure valet parking jobs in New Jersey while he is maintaining the office in Houston, Texas.

Mr. Scheckter utilizes online marketing and phone communication to secure jobs and has hired reliable drivers to work each job. However, in the event of an emergency at one of the valet parking locations, Mr. Scheckter will not be able to easily travel to the location to handle the situation and will have to rely on the drivers and phone communication.

We are continuing to market our services and grow our business by creating relationships with catering hall managers, private party planners and bridal showcases. We are also advertising on the internet with wedding sites.

Locations That We Currently Provide Valet Services

Catering Halls/Private Events

We provide valet parking services for all types of events that take place at catering halls and private events. We make sure to greet each guest and keep their cars parked in a safe location during the event.

Hotels

We have developed a relationship with one hotel in New Jersey that refers us to all guests that need valet parking for their special event (whether it be a wedding, bar mitzvah or gala/fundraiser). We approach each hotel valet parking assignment by meeting with the hotel and the host of the event to make sure we have a clear understanding of the exact expectations. Our approach and protocol will depend on the culture and expectations of the hotel and the event host.

Locations Where We Do Not Currently Provide Valet Services But Would Like to Expand

These are locations where we could provide valet parking services; however, we have not yet secured any valet parking jobs. It is difficult to establish relationships with these service providers because the restaurants and country clubs either already have a developed relationship with a valet parking service or do not feel it is necessary to have a valet parking company. For the establishments that already work with a valet parking company, we try to compete by developing a relationship and showing the establishment that we can provide reliable service for a reasonable price. It is very difficult to have an establishment switch from one valet company to another because they typically have a longstanding relationship and are happy with the service. For the establishments that do not have valet parking, we try to develop a relationship and may offer them an opportunity to use our valet service for a deep discount in order to see the benefit of having valet parking at the establishment.

Restaurants

We hope to partner with restaurants to provide valet parking services for their guests while they dine. We have not been successful in obtaining any restaurants as our clients. In the event we are successful in obtaining a restaurant as a client, we will meet with the restaurant manager or owner and devise a parking plan and determine the most efficient traffic pattern in order to make sure that the valet experience enhances our clients’ guests’ experiences and provides value for our clients.

Country Clubs

We have been in communication with a few country clubs but have not yet been successful in contracting with any country clubs to provide valet parking services. Most country clubs either: (i) have a current valet parking service, (ii) don’t offer valet parking; or (iii) do the valet parking themselves. In the event that we are successful in obtaining a country club as a client, we recognize that they require an extraordinarily high personal level of customer service. In this setting, our customer service must be more personal and family oriented.

Insurance

We have obtained a Garagekeepers Liability and General Liability insurance policy which is the standard insurance in the industry. Our insurance policy covers all incidences up to $1,000,000 with a general aggregate amount of $2,000,000. Our deductible is $5,000 per occurrence.

Marketing Objectives

Our strategy for the marketing of our company is a combination of word of mouth, networking, and media advertising. Our marketing is focused on getting in front of catering halls, party planners and people who have a need for valet parking. We believe the key to marketing in this industry is making sure that our potential customers are aware that we are available to provide them with the valet parking services they need at a reasonable cost.

One of the online forms of advertising we have done is register as a preferred vendor with MyWedding.com. MyWedding.com is a premium website that compiles a comprehensive, easy to use local wedding resource guide. Since we began advertising with them we have received inquiries for valet parking on a consistent basis.

We have also joined the International Special Events Society (“ISES”). ISES is comprised of over 7,200 professionals in over 38 countries representing special event planners and producers, caterers, decorators, florists, destination management companies, rental companies, special effects experts, tent suppliers, audio-visual technicians, event and convention coordinators, balloon artists, educators, journalists, hotel sales managers, specialty entertainers, convention center managers, and many more professional disciplines. We have joined our local chapter of ISES for the purpose of networking and marketing our services to hotels, wedding planners, and other similar professionals that would potentially use our valet parking services.

We also use LinkedIn to market, network and advertise. We have joined a few local special event groups and attend meetings that are set-up through the LinkedIn group. This has not lead to any engagements but it has been a good opportunity to network with event professionals.

We have also teamed up with a local bridal showcase company, PlanIt Expo, and have agreed to offer free valet parking at all bridal showcases in exchange for free advertising. This has been a good way of obtaining cheap advertising and getting in front of catering halls, party planners and event coordinators.

Additionally, we have built our website www.gardenstatevalet.com where potential customers can find out more about our services and contact us.

Lastly, we will rely on word of mouth from happy and loyal clients that we have done work for to refer our services to friends and neighbors.

Since inception, we have expended approximately $1,500 towards our marketing objectives. This amount includes: (i) $300 for the buildout and hosting of our website; (ii) $200 for the professional design of our logo and business cards; (iii) $300 for the annual advertisement with MyWeddings.com; (iv) $200 for the membership to ISES; and (v) $500 for mailings, including holiday cards to our contacts in the industry. Over the next twelve months we expect to spend an additional $1,500 on further marketing efforts, which will include keeping up the subscriptions to MyWeddings.com and ISES, joining the National Parking Association and completing a mailing to all restaurants, country clubs, hotels, catering halls and party planners that may be interested in using our services. As a development stage company, it is difficult to market and expand the business because of our limited resources and relatively short operating history. It is difficult for us to expend time and money in order to market because both of those resources are limited. Additionally, it is difficult for us to rely on experience as to what forms of marketing work best because we are a development stage business with a short operating history and do not have prior experience marketing this business.

Customers

Since inception, our customers have been catering halls, hotels and private homes that are hosting a special event and expecting a large number of guests. In the future, we hope to engage restaurants and country clubs as well. Each customer that contracts with us for services enters into a contract for services and agrees to the specific services that we provide and a specific price for our services.

Competition

The valet parking industry is fragmented and highly competitive, with limited barriers to entry. We face direct competition for each job from similarly situated companies that are both bigger and smaller than GSValet. There are only a few national parking companies that provide valet services and compete with us. We also face competition from numerous smaller, locally owned independent valet parking operators, as well as from hotels, restaurants, catering halls and country clubs that manage their own parking lots and keep the valet parking services “in-house”. Some of our present and potential competitors have or may obtain greater financial and marketing resources than us, which may negatively impact our ability to retain existing contracts and gain new contracts.

We believe that we will be able to continue to secure jobs by providing our customers with quality service at an affordable price and being responsible and focused on customer service.

Employees

As of December 14, 2012, Neil Scheckter, our Chief Executive Officer, is our only executive officer and employee. Mr. Scheckter works for us on a part-time basis, and devotes approximately 15 hours per week. Until we are successful in growing our revenue, he will be the sole executive officer responsible for our marketing, securing jobs, staffing our jobs and keeping our financials

All other people we employ are part-time valet drivers, which we hire on an as needed basis. We have not entered into any employment agreements with our part-time valet drivers. We have approximately 10 valet drivers that we can call for jobs but none of the drivers have employment contracts with us. We believe our valet drivers are either students or hold other employment. We do recognize that the other commitments from our drivers may conflict with our business and may require that we have back-up drivers available to fill-in if a driver is not able to work. Each valet parking attendant is paid on a per job basis.

In order to qualify as a valet parking driver, each individual is required to pass our initial screening process which means that they must meet the following qualitative requirements:

•	at least 2 years of licensed driving experience;
•	possess a valid state drivers license, not expired or suspended and with no major violations;
•	cannot have a criminal record;
•	pass a background check and drug test;
•	have dependable transportation to get to and from work;
•	well-groomed with no beards, mustaches or visible tattoos; and
•	have good customer relations and people skills.

Each valet parking attendant must attend an employee orientation training program which is usually conducted via a one-on-one phone conversation with Mr. Scheckter and includes a discussion of all of our rules and procedures and the expectations and requirements for our drivers. A copy of our valet parking training and safety manual is attached as Exhibit 10.2. We do not administer an actual driving test nor do we require that each driver pass a written test that we administer in order to be accepted for employment at GS Valet, Inc.

ITEM 1A.	RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2.	PROPERTIES.

Our principal executive office is located at 4315 Lemac Drive, Houston, Texas 77096 and our telephone number is (732) 851-3527. We do not have a lease agreement for this property and we do not pay any monthly rent for the use of the property. This property is owned by our sole officer and director and he allows us to use the space to run the business.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “GSVA”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of September 30, 2012, no shares of our common stock have traded.

Holders of Capital Stock

As of December 14, 2012 there were approximately 29 holders of record of our common stock.

Rule 144 Shares

As of the date of this annual report on Form 10-K, we do not have any shares of our common stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

No options have been granted as of the date of this Annual Report on Form 10-K. The Company has not adopted a formal Stock Option Plan.

Dividend Policy

Since inception we have not paid any dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our ordinary shares. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

We have commenced limited operations and while we do generate revenue we will require outside capital to implement our business model and continue to grow.

GS Valet, Inc. was incorporated in the State of Nevada on November 17, 2011. On December 1, 2011, GS Valet, Inc. and Garden State Valet, LLC entered into a Unit Purchase and Share Exchange Agreement whereby Garden State Valet, LLC became our wholly owned subsidiary. We currently operate through our wholly owned subsidiary, Garden State Valet, LLC, which was incorporated on June 15, 2011 in the State of New Jersey. We are a start-up valet parking company that specializes in providing valet parking services to businesses and individuals hosting special events.

We are a full-service valet parking management company. Our main focus is to add value to all special events by greeting each guest and making each guest feel welcome while they attend the event, whether it be for dinner, a wedding, a golf outing or any other occasion. We are the first and last impression that any guest will have when attending an event and our drivers are focused on ensuring that guests are welcomed with a smile.

We are equipped to provide valet parking services for any special event and at any location. We specialize in events at catering halls, hotels, restaurants, country clubs and private residences. However, we can provide valet parking at any other event site. We provide all valet parking equipment, such as valet parking stands, valet tickets, uniforms for our employees, as well as a lockbox for customer’s keys. In addition, we are fully insured with a policy that is appropriate for our size and the industry.

We work with local businesses in providing valet parking services. We offer our services to catering halls and private individuals for special events, as well as to local hotels and restaurants for every day needs. We strive to provide reliable services to these businesses, so that the use of our valet services provides a needed luxury at a reasonable cost.

Over the next twelve months we hope to continue to grow and expand our network of contacts. We also hope that through these relationships we are able to enter into long-term contracts with hotels, restaurants, catering halls and country clubs to be their exclusive valet parking company. We have begun to develop these relationships and currently provide valet parking on a consistent but “as-needed” basis to one catering hall. We do not have any verbal or oral agreement in place with the catering hall, and as such, the catering hall may elect to terminate our services at any time in the future. We are in discussions with one country club and one hotel to be their exclusive valet parking company. We hope to be able to leverage these relationships and make other contacts in special event business to be able to provide valet parking to a number of different locations on a consistent basis.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. We have been funding our operations though the sale of our common stock and the issuance of promissory notes.

Our primary uses of cash have been primarily used for the purchase of liability insurance, which is necessary for the implementation of our business, as well as other start-up costs, including purchasing parking equipment and marketing our business. All funds received have been expended in the furtherance of growing the business and establishing our brand, obtaining valet parking jobs, and ensuring we have the necessary liability insurance required to operate our business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

o	An increase in working capital requirements to finance additional marketing efforts,
o	Increases in advertising, public relations and sales promotions for existing customers and to attract new customers as the company expands, and
o	The cost of being a public company.

We are not aware of any known trends or any known demands, commitments or events that will result in our liquidity increasing or decreasing in any material way. We are not aware of any matters that would have an impact on future operations.

Our net revenues are not sufficient to fund our operating expenses. We had cash balances of $6,428 and $1,822 at September 30, 2012 and 2011, respectively.  Since inception, we raised $10,300 from the sale of common stock and $18,700 from the issuance of promissory notes to fund our operating expenses, pay our obligations, and grow our company. Currently our “burn rate” for our business operations is approximately $800 per month which almost entirely consists of our insurance costs that are financed over a nine (9) month period. In addition to our operating expenses of $800 per month, we also expect to incur expenses of approximately $4,000 per quarter in order to remain in compliance with our reporting requirements as a public company. The $4,000 per quarter consists of preparing and filing our quarterly reports and paying our financial preparer, auditor, legal and EDGAR services. At that rate we believe our present capital will last approximately four (4) months. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Over the next twelve months, we plan on expanding our marketing efforts in order to be able to implement our business and secure additional valet parking jobs. In order to implement our business plan, we do not need additional capital to purchase additional uniforms or valet parking supplies (such as cones, key boxes, etc.). However, we do need capital to be able to continue to pay our liability insurance premium, as well as to advertise effectively and make sure that local restaurants, country clubs, catering halls, and private individuals know that we can provide the services they need. We have already begun implementing our plan by enrolling in MyWeddings.com as well as participating in our local ISES chapter. MyWeddings.com has already made us more visible for local couples seeking to obtain our services for their weddings.

Additionally, in the next 6 months, we intend to take the following steps to further our business plan:

-	Continue to pay our liability insurance premiums; and
-	Conduct a mailing to all local catering halls, restaurants, hotels and party planners to advertise our services.

These steps are all being implemented to further our business plan and increase awareness of our valet parking services. It is expected that these steps will cost approximately $5,000. Our liability insurance covers us from November 21, 2012 to November 21, 2013. The annual premium is approximately $8,500 which is due as follows: (i) $2,500 up front and the remaining $6,000 is due to be paid over the first 9 months of the policy.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Results of Operations

For the fiscal year ended September 30,

	2012	2011

Revenue	$7,545	$-
General and Administrative Expenses	(30,957)	(1,878)
Loss from operations	(23,412)	(1,878)
Other income (expense)
Interest Expense	(1,648)	(51)
Net loss	$(25,060)	$(1,929)

Our business began on June 15, 2011.

For the fiscal year ended September 30, 2012

Revenue

For the fiscal year ended September 30, 2012, we had $7,545 in revenue as compared to no revenue for the fiscal year ended September 30, 2011. The increase in revenue can be attributed to our ability to begin operations in November 2012 and begin advertising and networking with potential contacts.

General and Administrative Expenses

For the fiscal year ended September 30, 2012 our general and administrative expenses totaled $30,957 as compared to $1,878 for the fiscal year ended September 30, 2011. The increase in general and administrative expenses was the result of increased operations and the cost of insurance for the operating year from November 21, 2011 to November 21, 2012. We also incurred expenses related to being a public company, including audit, legal and printing fees.

Net Loss

Our net loss for the fiscal year ended September 30, 2012 was ($25,060), or $0.00 per common share (basic and diluted) as compared to a net loss of $(1,929), or $0.00 per common share (basic and diluted) for the fiscal year ended September 30, 2011. This increase in our net loss was directly attributable to the increase in general and administrative expenses that we incurred in the fiscal year ended September 30, 2012.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at September 30, 2012 and 2011.

Contractual Obligations

We had no contractual obligations at September 30, 2012 and 2011.

Critical Accounting Policies and Estimates

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Critical accounting policies are as follows:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Principles of Consolidation

The consolidated financial statements include the accounts of GSValet, Inc and its wholly-owned subsidiary, Garden State Valet, LLC. All material intercompany accounts and transactions are eliminated in consolidation. The financial statements have retroactively included the activity of Garden State Valet, LLC in the consolidated statements. The year end for the Company and its subsidiary is September 30.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition.   Revenue is generated from providing the service of valet parking to corporate entities and individuals.  Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, our services have been provided, all significant contractual obligations have been satisfied, and collection is reasonably assured. No guarantees or warranties are provided for the services we render.

Credit Risk

The Company charges fees for services provided for events. General terms of events are payments in advance and payments on completion of services provided. The Company does not typically issue credit terms, however may in the future. As of September 30, 2012 and 2011 there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided. Insurance is carried for parking events for damages that may be incurred. The Company does not believe that there is any required liability to be recognized.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

As of September 30, 2012 and 2011 there were no capitalized assets.

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

The company has not issued shares during the periods presented; however, it anticipates that shares may be issued in the future.

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC Topic 740 Income Taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance codified in Accounting Standards Codification (“ASC”) Topic 740-10-25 “Accounting for Uncertainty in Income Taxes”. ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, “Accounting for Contingencies”, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. The Company has recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

The Company and its subsidiary did not file federal and applicable state income tax returns for the years ended September 30, 2011. Although the Company is incurring losses since its inception, the Company is obligated to file income tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Management believes that the Company will not incur significant penalty and interest for non-filing of federal and state income tax returns, as well as, federal and state income tax liabilities, as applicable, for the years ended September 30, 2011. The Company is still in the process of determining the amount of net taxable operating losses eligible to be carried forward for federal and applicable state income tax purposes for the years ended September 30, 2011. The Company is still in the process of determining whether to file a consolidated tax return or a separate tax return for a holding company and its subsidiary. The Company has not made any provision for federal and state income tax liabilities that may result from this uncertainty as of September 30, 2011. Management believes that this will not have a material adverse impact on the Company’s financial position, its results of operations and its cash flows.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. The carrying amounts of financial instruments, including cash, accounts payable and accrued expenses approximate fair value because of the relatively short maturity of the instruments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS Valet, Inc.:

I have audited the accompanying consolidated balance sheet of GS Valet, Inc., a development stage company, as of September 30, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the period June 15, 2011 (date of inception) through September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GS Valet, Inc. as of September 30, 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses from operations, a working capital deficit, negative cash flows from operations and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
December 14, 2012

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GS VALET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND 2011

	September 30,
	2012	2011

ASSETS

Cash	$6,428	$1,822
Prepaid insurance	1,942	-
Total Current Assets	8,370	1,822

TOTAL ASSETS	$8,370	$1,822

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,500	-
Accrued expenses	$6,000	-
Accrued interest	1,359	51
Notes payable - Related party	16,200	3,700
Total current liabilities	25,059	3,751

TOTAL LIABILITIES	25,059	3,751

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 6,475,000 shares issued and outstanding	648	-
Additional paid-in-capital	9,652
Accumulated deficit	(26,989)	(1,929)
	(16,689)	(1,929)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,370	$1,822

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011, AND
INCEPTION (JUNE 15, 2011) THROUGH SEPTEMBER 30, 2012

			Inception
			(June 15, 2011)
	For the Years Ended		Through
	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$7,545	$-	$7,545

General and administrative expenses	30,957	1,878	32,835

Income (Loss) from operations	(23,412)	(1,878)	(25,290)

Other income (expense)
Interest expense	(1,648)	(51)	(1,699)

Net income (loss)	$(25,060)	$(1,929)	$(26,989)

Weighted Average Per Share:
Weighted average per share - basic and dilutive	$0.00	$-
Weighted average share outstanding - basic and dilutive	5,788,935	5,000,000

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011, AND
INCEPTION (JUNE 15, 2011) THROUGH SEPTEMBER 30, 2012

			Inception
	For the Year Ended		(June 15, 2011)
			Through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(25,060)	$(1,929)	$(26,989)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	550	-	550
Changes in assets and liabilities:
Accounts payable	1,500	-	1,500
Prepaid expenses	(1,942)	-	(1,942)
Accrued expenses	7,308	51	7,359
Net cash used in operating activities	(17,644)	(1,878)	(19,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	9,750	-	9,750
Proceeds from the issuance of notes	15,000	3,700	18,700
Repayments of notes	(2,500)	-	(2,500)
Net cash provided by financing activities	22,250	3,700	25,950

INCREASE IN CASH	4,606	1,822	6,428

CASH, BEGINNING OF PERIOD	1,822	-	-

CASH, END OF PERIOD	$6,428	$1,822	$6,428

Supplemental Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2012

	Common Stock
	$.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total

Initial formation, June 15, 2011	-	$-	$-	$-	$-

Net (loss), for the period ending September 30, 2011	-	-	-	(1,929)	(1,929)

Balance, September 30, 2011	-	-	-	(1,929)	(1,929)

Shares issued:
Founder; Nov 17, 2011; $0.0001 per share	5,000,000	500	-	-	500
Subsidiary Purchase; Dec 01, 2011; $0.0001 per share	500,000	50	-	-	50
Reg D Private Placement; Mar 19, 2012; $0.0100 per share	125,000	12	1,238	-	1,250
Reg D Private Placement; Apr 23, 2012; $0.0100 per share	325,000	33	3,217	-	3,250
Reg D Private Placement; Jun 07, 2012; $0.0100 per share	525,000	53	5,197	-	5,250

Net (loss) for the year ending September 30, 2012	-	-	-	(25,060)	(25,060)

Balance, September 30, 2012	6,475,000	$648	$9,652	$(26,989)	$(16,689)

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

NOTE 1 – ORGANIZATION

GS Valet, Inc. (the "Company" or "GSValet") was incorporated in the state of Nevada on November 17, 2011.  On December 1, 2011, GSValet entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company ("Garden State Valet"), and the unitholders of Garden State Valet (the “Unitholders”) to purchase all of the outstanding units of Garden State Valet.  Garden State Valet was formed on June 15, 2011 (date of inception).

Overview of Organization

GSValet through its wholly owned subsidiary, Garden State Valet is a premier full-service parking management company for New Jersey and the surrounding tri-state area. The Company  provides premium valet parking for New Jersey’s hotels, restaurants, country clubs, retail centers, and for private events. The Company has a fiscal year end of September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities

Principles of Consolidation

The consolidated financial statements include the accounts of GSValet, Inc and its wholly-owned subsidiary, Garden State Valet, LLC. All material intercompany accounts and transactions are eliminated in consolidation. The financial statements have retroactively included the activity of Garden State Valet, LLC in the consolidated statements. The year end for the Company and its subsidiary is September 30.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2012 and 2011.

Accounts Receivable, Trade

We follow ASC 310-10, Receivables.  Accounts receivable are balances due from customers upon rendering of services provided for in contracts. These trade accounts receivable have a contractual maturity of one year or less. Receivables are determined to be past due based on payment terms of original invoices. We do not typically charge interest on past due receivables. There were no accounts receivable as of September 30, 2012 and 2011.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  There were no accounts receivable allowances for doubtful accounts as of September 30, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is generated from providing the service of valet parking to corporate entities and individuals. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, our services have been provided, all significant contractual obligations have been satisfied, and collection is reasonably assured. No guarantees or warranties are provided for the services we render.  Due to the nature of the services provided and method of billing and collection we do not offer a refund policy.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

Credit Risk

The Company charges fees for services provided for events. General terms of events are payments in advance and payments on completion of services provided. The Company does not typically issue credit terms, however may in the future.  As of September 30, 2012 and 2011 there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided. Insurance is carried for parking events for damages that may be incurred. The Company does not believe that there is any required liability to be recognized.

Advertising Costs

No advertising costs were incurred for the years ending September 30, 2012 and 2011.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.”

Share-based Expenses.

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the periods ending September 30, 2012 and 2011.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2012 or 2011, respectively.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of September 30, 2012 and 2011, there were no common stock equivalents or options outstanding.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the years ended September 30, 2012 and 2011 totaled $16,200 and $3,700, respectively and were comprised of notes payable.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2012 and 2011.

Recently Implemented Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard simplifies how an entity tests indefinite-lived intangible assets by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim impairment tests for fiscal years beginning after September 15, 2012. As the objective is to reduce the cost and complexity of impairment testing, adoption of this standard is not expected to impact our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards did not have an impact on our financial position or results of operations.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance has not had a significant impact on the Company’s financial statements other than the prescribed change in presentation.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard did not have a material impact on our financial position or results of operations.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company has not made provision for income taxes in the year ended September 30, 2012 or for the period June 15, 2011 (date of inception) through September 30, 2011, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2012 and 2011 (see note 1).  The Company has incurred operating losses in the amount of $25,060 and $1,929 for the years ending September 30, 2012 and 2011, respectively.  The net operating losses carryforwards will begin to expire in varying amounts from year 2031 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

NOTE 5 – NOTES PAYABLE RELATED PARTY

Notes payable at September 30, 2012 and 2011 consisted of the following:

	September 30,
Issue Date	2012	2011

June 15, 2011 **	1,200	1,200
September 7, 2011 **	0	2,500
November 22, 2011 **	5,000	0
December 7, 2011 **	2,500	-
January 24, 2012	2,500	-
February 21, 2012	5,000	-
Less Current Portion	$(16,200)	$(3,700)

** The maturity date of this Note has been extended for an additional year. The Noteholder has agreed to extend the length of the Note and keep the interest rate constant at 10% per annum. No penalties were incurred.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011
and from June 15, 2011 (inception) through September 30, 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of September 30, 2012 and 2011.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company utilizes space provided by the majority shareholder. Rent expense for the years ended September 30, 2012 and 2011 was $0.

The Company does not have an employment contract with its key employee, the Chief Executive.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – EQUITY

Capital Stock

On November 17, 2011, the Company issued 5,000,000 of its $0.0001 par value common stock at $0.0001 per share for $500 cash to the founder of the Company.

On December 1, 2011, the Company issued 500,000 shares of common stock to the unitholders of Garden State Valet.  On June 13, 2012 the Company sold 975,000 shares of common stock through a Regulation D offering.  Shares were sold at $.01 per share and proceeds totaled $9.750.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares and 9,000,000 shares issued and outstanding at September 30, 2012 and 2011, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no events have occurred that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our sole officer and director as of September 30, 2012. Our sole executive officer was appointed by our Board of Directors and holds his office until he resigns or is removed by the Board. Our director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.

Name	Age	Position

Neil Scheckter	29	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Neil Scheckter, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman

Neil Scheckter has served as President, Chief Executive Officer and Chairman of our Board of Directors since inception. Neil Scheckter has over 10 years of experience in the automotive industry. Mr. Scheckter began his career as an executive assistant at Land Rover Houston from 1998 until 2002. From 2003 to 2009, Mr. Scheckter worked as the Internet Sales Manager, Assistant Manager & Sales Specialist at Moritz Mini located in Arlington, Texas. Finally, from December 2009 to 2011, Neil served as the Director of Operations for the RLB Auto Group based in Fort Worth, Texas. From 2011 to the present, Neil works on a full-time basis as an associate at Guefen Development Company, specializing in residential and commercial development. Neil received his Bachelor’s degree from Northwood University (Cedar Hill, Texas) in Business Administration and Marketing and Management, as well as a minor in Economics.

Mr. Scheckter currently works for us on a part-time basis, and devotes approximately 15 hours per week.

Director Independence and Board Committees

We do not have any independent directors on our board of directors. Our board of directors solely consists of Neil Scheckter, our Chief Executive Officer, who is not independent. Our board of directors does not have any committees, as companies whose securities are traded on the OTC Bulletin Board are not required to have board committees. However, if, at such time in the future, we appoint independent directors on our board we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee. Our board of directors handles functions that would otherwise be handled by each of the committees. We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Neil Scheckter,	2012	$0	0	0		0	0	0	0	$0
Chief Executive Officer	2011	$0	0	500	(a)	0	0	0	0	$500

(a)	Represents 5,000,000 founder shares valued at $0.0001/share that were issued upon inception on November 17, 2011.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to our sole executive officer named in the Summary Compensation Table for the period from inception through September, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending September 30, 2012 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Our director is permitted to receive fixed fees and other compensation for his services as director. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Neil Scheckter, the sole members of our Board of Directors and our sole executive officer, presently does not have an employment agreement with us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 30, 2012, and by the officer and director individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)

Neil Scheckter	5,000,000	77.22%

Our Sole Executive Officer and Director as a group (1 person)	5,000,000	77.22%

(1)	Based on 6,475,000 shares of common stock outstanding as of September 30, 2012.

Audit Committee; Code of Ethics; Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Additionally, we have not yet adopted a code of ethics. The Company has not adopted such a code of ethics because all of management’s efforts have been directed to maintaining the business of the Company. At a later time, a code of ethics may be adopted by the Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company’s chief executive officer, Neil Scheckter, may from time to time, provide advances to the Company for working capital purposes.

The Company utilizes space provided by the chief executive officer, Neil Scheckter, without charge. Rent was $0 for all periods presented.

The Company has received proceeds from promissory notes in the total amount of $21,200, payable to a related party. The Notes were issued as follows: (i) $1,200 on June 15, 2011; (ii) $5,000 on November 22, 2011; (iii) $2,500 on December 7, 2011; (iv) $2,500 on January 24, 2011l; (v) $5,000 on February 21, 2012; and (vi) $5,000 on November 22, 2012. Each Note bears interest at a rate of 10% per annum and is due and payable 1 year from the date the note was issued.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees billed by our principal independent accountants, Peter Messineo, CPA, for each of our last two fiscal years for the categories of services indicated.

	Years Ended September 30,
Category	2012	2011
Audit Fees	$3,500	$3,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with year-end and interim statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for the review of registration statements, audit related consulting and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Board of directors and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Board of directors. If there is any question as to whether a proposed service fits within a pre-approved service, the Board of Directors chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Board of directors (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements
2. Financial Statement Schedules
3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1 *	Articles of Incorporation

3.2 *	By-Laws

10.1 *	Form of Customer Contract

10.2 *	Training and Safety Manual

31.1	Certification of Neil Scheckter pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 2012 and incorporated herein by reference.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GS VALET, INC.

Date: December 21, 2012	By:	/s/ Neil Scheckter
Neil Scheckter Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Neil Scheckter	Chief Executive Officer	December 21, 2012
Neil Scheckter	and Director (Principal Executive Officer)