Form 10-Q
period 2012-12-31
GS Valet, Inc.
filed 2013-01-24
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 333-182629

GS VALET, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5634033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4315 Lemac Drive Houston, Texas	77096
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 851-3527

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of January 24, 2013, there were 6,475,000 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GS VALET, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 (UNAUDITED) AND SEPTEMBER 30, 2012 (AUDITED)

	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)

ASSETS

Cash	$7,649	$6,428
Prepaid insurance	7,648	1,942
Total Current Assets	15,297	8,370

TOTAL ASSETS	$15,297	$8,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,664	$1,500
Accrued expenses	7,500	6,000
Accrued interest	1,730	1,359
Loans payable - Insurance	5,438	-
Notes payable - Related party	21,200	15,000
Total current liabilities	41,532	23,859

Notes payable-Related party	-	1,200

TOTAL LIABILITIES	41,532	25,059

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 6,475,000 shares issued and outstanding	648	648
Additional paid-in-capital	9,652	9,652
Accumulated deficit	(36,535)	(26,989)
	(26,235)	(16,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,297	$8,370

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE  THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011, AND
INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2012

	For the Three Months Ended		Inception (June 15, 2011) Through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$2,575	$170	$10,120

General and administrative expenses	11,720	2,716	44,555

Income (Loss) from operations	(9,145)	(2,546)	(34,435)

Other income (expense)
Interest expense	(401)	(163)	(2,005)

Net income (loss)	$(9,546)	$(2,709)	$(36,440)

Weighted Average Per Share:
Weighted average per share - basic and dilutive	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and dilutive	6,475,000	2,554,348

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE  THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011, AND
INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2012

	For the Three Months Ended		Inception (June 15, 2011) Through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(9,546)	$(2,709)	$(36,535)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	-	550	550
Changes in assets and liabilities:
Prepaid expenses	(5,706)	(11,909)	(7,648)
Accounts payable	4,164	-	5,664
Notes payable	5,438	8,790	5,438
Accrued expenses	1,871	163	9,230
Net cash used in operating activities	(3,779)	(5,115)	(23,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	9,750
Proceeds from the issuance of notes	5,000	7,500	23,700
Repayments of notes	-		(2,500)
Net cash provided by financing activities	5,000	7,500	30,950

INCREASE IN CASH	1,221	2,385	7,649

CASH, BEGINNING OF PERIOD	6,428	1,822	-

CASH, END OF PERIOD	$7,649	$4,207	$7,649

Supplemental Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

NOTE 1 – NATURE OF BUSINESS

Overview of Organization

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

GSValet through its wholly owned subsidiary, Garden State Valet, is a premier full-service parking management company for New Jersey and the surrounding tri-state area.  The Company  provides premium valet parking for New Jersey’s hotels, restaurants, country clubs, retail centers, and for private events. The Company has a fiscal year end of September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Significant accounting policies are as follows:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission.

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

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.    There were no cash equivalents as of December 31 and September 30, 2012.

Accounts Receivable, Trade

We follow ASC 310-10, Receivables.  Accounts receivable are balances due from customers upon rendering of services provided for in contracts.  These trade accounts receivable have a contractual maturity of one year or less. Receivables are determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables.  There were no accounts receivable as of December 31 and September 30, 2012.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  There were no accounts receivable allowances for doubtful accounts as of December 31 and September 30, 2012.

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

Credit Risk

The Company charges fees for services provided for events.  General terms of events are payments in advance and payments on completion of services provided.  The Company does not typically issue credit terms, however may in the future.  As of December 31 and September 30, 2012 there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided.  Insurance is carried for parking events for damages that may be incurred. The Company does not believe that there is any required liability to be recognized.

 Advertising Costs

No advertising costs were incurred for the three months ending December 31, 2012 and 2011.

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

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

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

There were no share-based expenses for the periods ending December 31, 2012 and 2011.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2012 and September 30, 2012, respectively.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2012 and September 30, 2012, there were no common stock equivalents or options outstanding.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended December 31 and September 30, 2012 totaled $21,200 and $16,200, respectively and were comprised of notes payable.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31 and September 30, 2012.

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

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

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

NOTE 4 – INCOME TAXES

The Company has not made provision for income taxes for the period ended December 31, 2012 or for the period June 15, 2011 (date of inception) through December 31, 2011 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31 and September 30, 2012 (see note 1).  The Company has incurred operating losses in the amount of $9,546,  $2,709 and $36,440 for the three months ending December 31, 2012 and 2011, and for inception (June 15, 2011) through December 31, 2012, respectively.  The net operating losses carryforwards will begin to expire in varying amounts from year 2031 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

NOTE 5 - NOTES PAYABLE, RELATED PARTY

Notes payable at December 31 and September 30, 2012 consisted of the following:

Issue Date	December 31, 2012	September 31, 2012

June 15, 2011	1,200	1,200
November 22, 2011	5,000	5,000
December 7, 2011	2,500	2,500
January 24, 2012	2,500	2,500
February 21, 2012	5,000	5,000
November 19, 2012	5,000
Less Current Portion
	$(21,200)	$(16,200)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31 and September 30, 2012.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company utilizes space provided by the majority shareholder.  Rent expense for the three months ended December 31, 2012 and 2011 was $0.

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

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
For the Three Months Ending December 31, 2012 (unaudited),
For the year ended September 30, 2012 (audited),
and from June 15, 2011 (inception) through December 31, 2012

NOTE 8 – EQUITY

Capital Stock

On November 17, 2011, the Company issued 5,000,000 of its $0.0001 par value common stock at $0.0001 per share for $500 cash to the founder of the Company.

On December 1, 2011, the Company issued 500,000 shares of common stock to the unitholders of Garden State Valet.  On June 13, 2012 the Company sold 975,000 shares of common stock through a Regulation D offering.  Shares were sold at $.01 per share and proceeds totaled $9,750.

There are 50,000,000 Common Shares at $0.0001 par value authorized with 6,475,000 shares and 6,475,000 shares issued and outstanding at December 31 and September 30, 2012, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended December 31, 2012. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on December 24, 2012. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report.

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

We are a full-service valet parking management company. We are equipped to provide valet parking services for any special event and at any location. We work with local businesses, party planners, caterers in providing valet parking services. We offer our services to catering halls and private individuals for special events, as well as to local hotels and restaurants for every day needs. We strive to provide reliable services to these businesses, so that the use of our valet services provides a needed luxury at a reasonable cost.

Over the next twelve months we hope to continue to grow and expand our network of contacts. We also hope that through these relationships we are able to enter into long-term contracts with hotels, restaurants, catering halls and country clubs to be their exclusive valet parking company. We have begun to develop these relationships and currently provide valet parking on a consistent but “as-needed” basis to a catering hall, a hotel, a restaurant and a few party planners/off-site caterers. We do not have any verbal or oral agreement in place with any event location, and as such, our locations may elect to terminate our services at any time in the future. We hope to be able to leverage these relationships and make other contacts in special event business to be able to provide valet parking to a number of different locations on a consistent basis.

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

Our net revenues are not sufficient to fund our operating expenses. We had a cash balance of $7,649 at December 31, 2012. Since inception, we raised $10,300 from the sale of common stock and $23,700 from the issuance of promissory notes to fund our operating expenses, pay our obligations, and grow our company. Currently our “burn rate” for our business operations is approximately $800 per month which almost entirely consists of our insurance costs that are financed over a nine (9) month period. In addition to our operating expenses of $800 per month, we also expect to incur expenses of approximately $4,000 per quarter in order to remain in compliance with our reporting requirements as a public company. The $4,000 per quarter consists of preparing and filing our quarterly reports and paying our financial preparer, auditor, legal and EDGAR services. At that rate we believe our present capital will last approximately four (4) months. Other than our cash on hand and loans from third parties, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Additionally, in the next six months, we intend to take the following steps to further our business plan:

-	Continue to pay our liability insurance premiums; and
-	Attend meeting and networking events to connect with special events coordinators and other party planners and caterers to grow our client base.

These steps are all being implemented to further our business plan and increase awareness of our valet parking services. It is expected that these steps will cost approximately $5,000. Our liability insurance covers us from November 21, 2012 to November 21, 2013. The annual premium is approximately $8,500 of which we financed $6,000 over nine months and paid an initial premium payment of $2,500 up front.

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

Results of Operations
For the three month period ended December 31,

	2012	2011

Revenue	$2,575	$170
General and Administrative Expenses	(11,720)	(2,716)
Loss from operations	(9,145)	(2,546)
Other income (expense)
Interest Expense	(401)	(163)
Net loss	$(9,546)	$(2,709)

For the three month period ended December 31, 2012 and 2011

Revenue

For the three months ended December 31, 2012, we had $2,575 in revenue as compared to $170 in revenue for the three months ended December 31, 2011. The increase in revenue can be attributed to our ability to continue to market our business and begin to create valuable contacts.

General and Administrative Expenses

For the three months ended December 31, 2012, our general and administrative expenses totaled $11,720 as compared to $2,716 for the three months ended December 31, 2011. The increase in general and administrative expenses was the result of increased operations. We also incurred increased expenses related to being a public company, including audit, legal and printing fees.

Net Loss

For the three months ended December 31, 2012, our net loss was ($9,546), or $0.00 per common share (basic and diluted) as compared to a net loss of $(2,709), or $0.00 per common share (basic and diluted) for the three months ended December 31, 2011. This increase in our net loss was directly attributable to the increase in general and administrative expenses that we incurred in the three months ended December 31, 2012 directly related to being a publicly reporting company.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2012.

Contractual Obligations

We had no contractual obligations at December 31, 2012.

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

As of December 31, 2012 there were no capitalized assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of December 31, 2012, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted the following material weakness:

●
The Company does not have a functioning audit committee in place due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	The Company does not have adequate segregation of duties consistent with control objectives; and

●	The Company has ineffective controls over period end financial disclosures and reporting processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended December 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended December 31, 2012.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

32.1+	Section 906 Certification of Chief Executive Officer.

101.INC*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
+ In accordance with SEC Release 33-8238, exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS VALET, INC.

Date: January 24, 2013	By:	/s/ Neil Scheckter
Neil Scheckter
Chief Executive Officer, Principal Accounting Officer and Director