Form 10-Q
period 2013-03-31
GS Valet, Inc.
filed 2013-05-15
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 7, 2013, there were 6,475,000 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GS VALET, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 (UNAUDITED) AND SEPTEMBER 30, 2012 (AUDITED)

	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)

ASSETS

Cash	$2,579	$6,428
Prepaid insurance	5,433	1,942
Accounts receivable	1,950	-
Total Current Assets	9,962	8,370

TOTAL ASSETS	$9,962	$8,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,262	$1,500
Accrued expenses	9,000	6,000
Accrued interest	2,254	1,359
Loans payable - Insurance	3,303	-
Notes payable - Related party	23,700	16,200
Total current liabilities	41,520	25,059

TOTAL LIABILITIES	41,520	25,059

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
none issued and outstanding		-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 6,475,000 shares issued and outstanding	648	648
Additional paid-in-capital	9,652	9,652
Accumulated deficit	(41,857)	(26,989)
	(31,557)	(16,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,962	$8,370

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012, AND
INCEPTION (JUNE 15, 2011) THROUGH MARCH 31, 2013

					Inception
					(June 15, 2011)
	For the Three Months Ended		For the Six Months Ended		Through
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$3,425	$350	$6,000	$520	$13,545

General and administrative expenses	8,132	5,923	19,853	12,378	52,688

Income (Loss) from operations	(4,707)	(5,573)	(13,853)	(11,858)	(39,143)

Other income (expense)
Interest expense	(520)	(248)	(1,016)	(495)	(2,715)

Net income (loss)	$(5,227)	$(5,820)	$(14,868)	$(12,353)	$(41,857)

Weighted Average Per Share:
Weighted average per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average share outstanding - basic and dilutive	6,475,000	5,516,484	6,475,000	4,049,451

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012, AND
INCEPTION (JUNE 15, 2011) THROUGH MARCH 31, 2013

			Inception
	For the Six Months Ended		(June 15, 2011)
			Through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(14,868)	$(12,353)	$(41,857)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	-	(50)	550
Changes in assets and liabilities:
Prepaid expenses	(3,491)	(4,084)	(5,433)
Accounts receivable	(1,950)	-	(1,950)
Accounts payable	1,762	495	3,262
Notes payable	3,303	4,753	3,303
Accrued expenses	3,895		11,254
Net cash used in operating activities	(11,349)	(11,239)	(30,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	-
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,800	9,750
Proceeds from the issuance of notes	7,500	12,500	26,200
Repayments of notes	-		(2,500)
Net cash provided by financing activities	7,500	14,300	33,450

INCREASE IN CASH	(3,849)	3,061	2,579

CASH, BEGINNING OF PERIOD	6,428	1,822	-

CASH, END OF PERIOD	$2,579	$4,883	$2,579

Supplemental Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of March 31, 2013 (unaudited),

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these consolidated, condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the 6-month period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending September 30, 2013.

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
As of March 31, 2013 (unaudited),

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $9,962 for the month ended March 31, 2013 and $8,370 for the fiscal year ended September 30, 2012.

Accounts Receivable, Trade

We follow ASC 310-10, Receivables.  Accounts receivable are balances due from customers upon rendering of services provided for in contracts.  These trade accounts receivable have a contractual maturity of one year or less. Receivables are determined to be past due based on payment terms of original invoices.  We do not typically charge interest on past due receivables.  We had an accounts receivable of $1,950 as of March 31, 2013 and did not have any accounts receivable as of September 30, 2012.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  There were no allowances for doubtful accounts as of March 31, 2013 and September 30, 2012.

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

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of March 31, 2013 (unaudited),

Advertising Costs

No advertising costs were incurred for the Six months ending March 31, 2013 and 2012.

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

There were no share-based expenses for the six months ending March 31, 2013 and 2012.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2013 and September 30, 2012, respectively.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2013 and September 30, 2012, there were no common stock equivalents or options outstanding.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of March 31, 2013 (unaudited),

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ended March 31, 2013 and September 30, 2012 totaled $23,700 and $16,200, respectively and were comprised of notes payable.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2013 and September 30, 2012.

Recently Implemented Standards

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of March 31, 2013 (unaudited),

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

NOTE 4 – INCOME TAXES

The Company has not made provision for income taxes for the period ended March 31, 2013 or for the period through March 31, 2013, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of March 31, 2013 and September 30, 2012 (see note 1). The Company has incurred operating losses in the amount of $14,868,  $12,353 and $36,535 for the six months ending March 31, 2013 and 2012, and for inception (June 15, 2011) through March 31, 2013, respectively. The net operating losses carryforwards will begin to expire in 2031 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of March 31, 2013 (unaudited),

NOTE 5 – NOTES PAYABLE, RELATED PARTY

Notes payable at March 31, 2013 and September 30, 2012 consisted of the following:

Issue Date	March 31, 2013	September 30, 2012

June 15, 2011	1,200	1,200
November 22, 2011	5,000	5,000
December 7, 2011	2,500	2,500
January 24, 2012	2,500	2,500
February 21, 2012	5,000	5,000
November 19, 2012	5,000
March 28, 2013	2,500
Less Current Portion	$(23,700)	$(16,200)
Total Amount	$23,700	$16,200

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company utilizes space provided by the majority shareholder.  Rent expense for the six months ended March 31, 2013 and 2012 was $0.

The Company does not have an employment contract with its key employee, the Chief Executive.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2013 or September 30, 2012.

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
As of March 31, 2013 (unaudited),

NOTE 8 – EQUITY

Common Stock

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

There are 50,000,000 Common Shares at $0.0001 par value authorized with 6,475,000 shares issued and outstanding at March 31, 2013 and September 30, 2012.

Preferred Stock

There are 10,000,000 shares of preferred stock authorized to be issued. None of the preferred shares have been designated nor issued.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended March 31, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on December 24, 2012. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our net revenues are not sufficient to fund our operating expenses. We had a cash balance of $2,579 at March 31, 2013. Since inception, we raised $10,300 from the sale of common stock and $33,700 from the issuance of promissory notes to fund our operating expenses, pay our obligations, and grow our company. Currently our “burn rate” for our business operations is approximately $800 per month which almost entirely consists of our insurance costs that are financed over a nine (9) month period. In addition to our operating expenses of $800 per month, we also expect to incur expenses of approximately $4,000 per quarter in order to remain in compliance with our reporting requirements as a public company. The $4,000 per quarter consists of preparing and filing our quarterly reports and paying our financial preparer, auditor, legal and EDGAR services. At that rate we believe our present capital will last approximately four (4) months. Other than our cash on hand and loans from third parties, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Results of Operations

For the three month period ended March 31,

	2013	2012

Revenue	$3,425	$350
General and Administrative Expenses	8,132	5,923
Loss from operations	(4,707)	(5,573)
Other income (expense)
Interest Expense	(520)	(248)
Net loss	$(5,227)	$(5,820)

For the three month period ended March 31, 2013 and 2012

Revenue

For the three months ended March 31, 2013, we had $3,425 in revenue as compared to $350 in revenue for the three months ended March 31, 2012 which was an increase of $3,075 or 878.57%. The increase in revenue can be attributed to our ability to continue to market our business and begin to create valuable contacts. Specifically, in March 2013, we began to provide valet services to a restaurant/catering hall on a regular weekly basis. This has led to an increase in revenue.

General and Administrative Expenses

For the three months ended March 31, 2013, our general and administrative expenses totaled $8,132 as compared to $5,923 for the three months ended March 31, 2012 which was an increase of $2,209 or 37.29%. The increase in general and administrative expenses was the result of increased operations and increase expenses due to servicing our new regular client. We had to pay for additional drivers and purchase new valet parking equipment for our new valet location.

Net Loss

For the three months ended March 31, 2013, our net loss was ($5,227), or $0.00 per common share (basic and diluted) as compared to a net loss of $(5,820), or $0.00 per common share (basic and diluted) for the three months ended March 31, 2012 which is a decrease in net loss of $593 or 10.1%. This decrease in our net loss was directly attributable to the increase in our revenues due to our new regular valet client.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2013.

Contractual Obligations

We had no contractual obligations at March 31, 2013.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K.

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

Based on the evaluation as of March 31, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, the Company determined that there were control deficiencies that constituted the following material weakness:

●
The Company does not have a functioning audit committee in place due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	The Company does not have adequate segregation of duties consistent with control objectives; and,

●	Management is dominated by a single individual.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended March 31, 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended March 31, 2013.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

32.1+	Section 906 Certification of Chief Executive Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

GS VALET, INC.

Date: May 14, 2013	By:	/s/ Neil Scheckter
Neil Scheckter
Chief Executive Officer, Principal Accounting Officer and Director