Form 10-Q
period 2013-06-30
GS Valet, Inc.
filed 2013-08-02
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 15, 2013, there were 6,475,000 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GS VALET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 (UNAUDITED) AND SEPTEMBER 30, 2012 (AUDITED)

	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)

ASSETS

Cash	$4,199	$6,428
Prepaid insurance	3,375	1,942
Accounts receivable	4,403	-
Total Current Assets	11,977	8,370

TOTAL ASSETS	$11,977	$8,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,266	$1,500
Accrued expenses	7,000	6,000
Accrued interest	3,058	1,359
Loans payable - Insurance	1,349	-
Notes payable - Related party	33,700	16,200
Total current liabilities	50,372	25,059

TOTAL LIABILITIES	50,372	25,059

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
none issued and outstanding		-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 6,475,000 shares issued and outstanding	648	648
Additional paid-in-capital	9,652	9,652
Accumulated deficit	(48,695)	(26,989)
	(38,395)	(16,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,977	$8,370

The accompanying notes are an integral part of these condensed consolidated financial statements

GS VALET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012, AND
INCEPTION (JUNE 15, 2011) THROUGH JUNE 30, 2013

					Inception
					(June 15, 2011)
	For the Three Months Ended		For the Nine Months Ended		Through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$18,098	$2,975	$24,098	$3,495	$31,643
General and administrative expenses	24,042	2,208	43,895	14,636	76,730

Income (Loss) from operations	(5,945)	767	(19,797)	(11,141)	(45,087)
Other income (expense)
Interest expense	(893)	(404)	(1,909)	(899)	(3,608)
Net income (loss)	$(6,838)	$363	$(21,706)	$(12,040)	$(48,695)
Weighted Average Per Share:
Weighted average per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average share outstanding - basic and dilutive	6,475,000	6,000,549	6,475,000	4,699,817

The accompanying notes are an integral part of these condensed consolidated financial statements

GS VALET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012, AND
INCEPTION (JUNE 15, 2011) THROUGH JUNE 30, 2013

			Inception
	For the Nine Months Ended		(June 15, 2011)
			Through
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,706)	$(12,040)	$(48,695)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock based compensation	-	550	550
Changes in assets and liabilities:
Prepaid expenses	(1,433)	(3,540)	(3,375)
Accounts receivable	(4,403)	-	(4,403)
Accounts payable	3,766	-	5,266
Notes payable - related party	1,349	1,849	1,349
Accrued expenses	2,699	899	10,058
Net cash used in operating activities	(19,729)	(12,282)	(39,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	9,750	9,750
Proceeds from the issuance of notes - related party	17,500	12,500	36,200
Repayments of notes payable - related party	-		(2,500)
Net cash provided by financing activities	17,500	22,250	43,450

INCREASE IN CASH	(2,229)	9,968	4,199

CASH, BEGINNING OF PERIOD	6,428	1,822	-

CASH, END OF PERIOD	$4,199	$11,790	$4,199

Supplemental Information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of June 30, 2013 (unaudited),

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

The results of operations for the nine month period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending September 30, 2013.

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

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of June 30, 2013 (unaudited),

Principles of Consolidation

The consolidated financial statements include the accounts of GSValet, Inc. and its wholly-owned subsidiary, Garden State Valet, LLC. All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiary is September 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents totaled $4,199 as of June 30, 2013 and $8,370 for the fiscal year ended September 30, 2012.

Accounts Receivable, Trade

We follow ASC 310-10, Receivables. Accounts receivable are balances due from customers upon rendering of services provided for in contracts. These trade accounts receivable have a contractual maturity of one year or less. Receivables are determined to be past due based on the date services are rendered and failure to pay on the date of service. We do not typically charge interest on past due receivables. We had an accounts receivable of $4,403 as of June 30, 2013 and did not have any accounts receivable as of September 30, 2012.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. There were no allowances for doubtful accounts as of June 30, 2013 and September 30, 2012.

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
As of June 30, 2013 (unaudited),

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

Advertising Costs

Advertising costs totaled $350 and $0 at June 30, 2013 and 2012, respectively.

Share-based Expenses

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

There were no share-based expenses for the nine months ending June 30, 2013 and 2012.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2013 and September 30, 2012, respectively.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of June 30, 2013 (unaudited),

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2013 and September 30, 2012, there were no common stock equivalents or options outstanding.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of June 30, 2013 (unaudited),

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ended June 30, 2013 and September 30, 2012 totaled $33,700 and $16,200, respectively and were comprised of notes payable.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2013 and September 30, 2012.

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
As of June 30, 2013 (unaudited),

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

NOTE 4 – INCOME TAXES

The Company has not made provision for income taxes for the fiscal year ended September 30, 2012 or for the period through June 30, 2013, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of June 30, 2013 and September 30, 2012 (see note 1). The Company has incurred operating losses in the amount of $ 21,706, $12,040 and $48,695 for the nine months ending June 30, 2013 and 2012, and for inception (June 15, 2011) through June 30, 2013, respectively. The net operating losses carry forwards will begin to expire in 2031 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes payable

Notes payable at June 30, 2013 and September 30, 2012 consisted of the following:

Issue Date	June 30, 2013	September 30, 2012

June 15, 2011	1,200	1,200
November 22, 2011	5,000	5,000
December 7, 2011	2,500	2,500
January 24, 2012	2,500	2,500
February 21, 2012	5,000	5,000
November 19, 2012	5,000
March 28, 2013	2,500
April 12, 2013	5,000
April 15, 2013	5,000
Total Amount	$33,700	$16,200
Less Current Portion	$(33,700)	$(16,200)

GS VALET, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
As of June 30, 2013 (unaudited),

Other

The Company utilizes space provided by the majority shareholder. Rent expense for the nine months ended June 30, 2013 and 2012 was $0.

The Company does not have an employment contract with its key employee, the Chief Executive.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of June 30, 2013 or September 30, 2012.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – EQUITY

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

There are 50,000,000 Common Shares at $0.0001 par value authorized with 6,475,000 shares issued and outstanding at June 30, 2013 and September 30, 2012.

Preferred Stock

There are 10,000,000 shares of preferred stock authorized to be issued. None of the preferred shares have been designated nor issued.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on our evaluation no events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended June 30, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on December 24, 2012. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Plan of Operations

We have commenced limited operations and while we do generate revenue we expect to require outside capital to implement our business model and continue to grow.

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

Our net revenues are not sufficient to fund our operating expenses. We had a cash balance of $4,199 at June 30, 2013. Since inception, we raised $9,750 from the sale of common stock and $33,700 from the issuance of promissory notes to fund our operating expenses, pay our obligations, and grow our company. Currently our “burn rate” for our business operations is approximately $800 per month which almost entirely consists of our insurance costs that are financed over a nine (9) month period. In addition to our operating expenses of $800 per month, we also expect to incur expenses of approximately $4,000 per quarter in order to remain in compliance with our reporting requirements as a public company. The $4,000 per quarter consists of preparing and filing our quarterly reports and paying our financial preparer, auditor, legal and EDGAR services. At that rate we believe our present capital will last approximately four (4) months. Other than our cash on hand and loans from third parties, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We will need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate that we will be profitable in 2013. Therefore our future operations will be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

Over the next twelve months, we plan on expanding our marketing efforts in order to be able to implement our business and secure additional valet parking jobs. In order to implement our business plan, we do not need additional capital to purchase additional uniforms or valet parking supplies (such as cones, key boxes, etc.). However, we do need capital to be able to continue to pay our liability insurance premium, as well as to advertise effectively and make sure those local restaurants, country clubs, catering halls, and private individuals know that we can provide the services they need. We have already begun implementing our plan by enrolling in MyWeddings.com as well as participating in our local ISES chapter. MyWeddings.com has already made us more visible for local couples seeking to obtain our services for their weddings.

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

Results of Operations

For the three month period ended June 30,

	2013	2012

Revenue	$18,098	$2,975
General and Administrative Expenses	27,542	2,208
Income (Loss) from operations	(9,445)	767
Other income (expense)
Interest Expense	(893)	(404)
Net loss	$(10,338)	$363

For the three month period ended June 30, 2013 and 2012

Revenue

For the three months ended June 30, 2013, we had $18,098 in revenue as compared to $2,975 in revenue for the three months ended June 30, 2012 which was an increase of $15,123 or 608.34%. The increase in revenue can be attributed to our ability to continue to market our business and begin to create valuable contacts. Specifically, in March 2013, we began to provide valet services to a restaurant/catering hall on a regular weekly basis. This has led to an increase in revenue.

General and Administrative Expenses

For the three months ended June 30, 2013, our general and administrative expenses totaled $27,542 as compared to $2,208 for the three months ended June 30, 2012 which was an increase of $25,334 or 1,247.37%. The increase in general and administrative expenses was the result of increased operations and increase expenses due to servicing our new regular client. Additionally, we incurred a professional expense related to filing for DTC eligibility. Lastly, we had to invest in new valet parking equipment for a new valet location.

Net Loss

For the three months ended June 30, 2013, our net loss was ($10,338), or $0.00 per common share (basic and diluted) as compared to a net gain of $363, or $0.00 per common share (basic and diluted) for the three months ended June 30, 2012 which is a decrease in net loss of $10,701. This decrease in our net gain (loss) was directly attributable to the increase in professional expenses and costs associated with setting up a new valet location and purchasing additional equipment.

For the nine month period ended June 30,

	2013	2012

Revenue	$24,098	3,495
General and Administrative Expenses	43,895	14,636
Income (Loss) from operations	(19,797)	(11,141)
Other income (expense)
Interest Expense	(1,909)	(899)
Net loss	$(21,706)	(12,040)

For the nine month period ended June 30, 2013 and 2012

Revenue

For the nine months ended June 30, 2013, we had $24,098 in revenue as compared to $3,495 in revenue for the nine months ended June 30, 2012 which was an increase of $20,603 or 589%. The increase in revenue can be attributed to our ability to continue to market our business and begin to create valuable relationships that are leading to business contracts. Specifically, in March 2013, we began to provide valet services to a restaurant/catering hall on a regular weekly basis. This has led to an increase in revenue.

General and Administrative Expenses

For the nine months ended June 30, 2013, our general and administrative expenses totaled $43,895 as compared to $14,636 for the nine months ended June 30, 2012 which was an increase of $29,259 or 199%. The increase in general and administrative expenses was the result of increased operations and increase expenses due to servicing our new regular client. Additionally, we incurred a professional expense related to filing for DTC eligibility. Lastly, we had to invest in new valet parking equipment for a new valet location.

Net Loss

For the nine months ended June 30, 2013, our net loss was ($21,706), or $0.00 per common share (basic and diluted) as compared to a net loss of $12,040, or $0.00 per common share (basic and diluted) for the nine months ended June 30, 2012 which is a increase in net loss of $9,666. This increase in our net loss was directly attributable to the increase in professional expenses and costs associated with setting up a new valet location and purchasing additional equipment.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at June 30, 2013.

Contractual Obligations

We had no contractual obligations at June 30, 2013.

Critical Accounting Policies

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

Based on the evaluation as of June 30, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, the Company determined that there were control deficiencies that constituted the following material weakness:

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

For a full discussion of our controls and procedures, please refer to Item 9A, “Controls and Procedures” in our 2012 Annual Report on Form 10-K.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended June 20, 2013.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended June 30, 2013.

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

GS VALET, INC.

Date: August 2, 2013	By:	/s/ Neil Scheckter
Neil Scheckter
Chief Executive Officer, Principal Accounting Officer and Director