Form 10-QT
period 2012-12-31
International Metals Streaming Corp.
filed 2013-11-18
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  ____________________________

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2012 to December 31, 2012

Commission File Number: 333-182629

INTERNATIONAL METALS STREAMING CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-5634033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4315 Lemac Drive Houston, TX	77096
(Address of principal executive offices)	(Zip Code)

(949) 500-1572
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

As of November 14, 2013, the registrant had 13,500,092 shares of common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

The registrant is filing this Transition Report on Form 10-Q (this “Transition Report”) in connection with its change in fiscal year end from September 30 to December 31. The registrant previously reported its change in fiscal year end on a Current Report on Form 8-K, dated September 26, 2013. This Transition Report is identical, in all material respects, to the Form 10-Q filed by the registrant on January 24, 2013, with regard to the three months ended December 31, 2012, except that this Transition Report has been updated to both reflect previously disclosed significant events that have occurred since January 24, 2013, and incorporate other subsequent events.

TABLE OF CONTENTS

TO TRANSITION REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL METALS STREAMING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 (UNAUDITED) AND SEPTEMBER 30, 2012 (AUDITED)

	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)

ASSETS

Cash	$7,649	$6,428
Prepaid insurance	7,648	1,942
Total Current Assets	15,297	8,370

TOTAL ASSETS	$15,297	$8,370

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$5,664	$1,500
Accrued expenses	7,500	6,000
Accrued interest, related party	1,730	1,359
Loans payable, insurance	5,438	-
Notes payable, related party	21,200	16,200
Total current liabilities	41,532	25,059

TOTAL LIABILITIES	41,532	25,059

CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized;
16,187,500 shares issued and outstanding (6,475,000 shares issued and outstanding pre-split, see Note 8)	1,619	1,619
Additional paid-in-capital	8,681	8,681
Accumulated deficit	(36,535)	(26,989)
Total stockholders’ deficit	(26,235)	(16,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,297	$8,370

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011, AND
INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2012
(Unaudited)

	For the Three Months Ended		Inception (June 15, 2011) Through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$2,575	$170	$10,120

General and administrative expenses	11,720	2,716	44,555

Loss from operations	(9,145)	(2,546)	(34,435)

Other income (expense)
Interest expense	(401)	(163)	(2,100)

Net loss	$(9,546)	$(2,709)	$(36,535)

Net loss per share - basic and dilutive	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and dilutive	16,187,500	6,385,870

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011, AND
INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2012
(Unaudited)

	For the Three Months Ended		Inception (June 15, 2011) Through
	December 31, 2012	December 31, 2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,546)	$(2,709)	$(36,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	550	550
Changes in assets and liabilities:
Prepaid expenses	(5,706)	(11,909)	(7,648)
Accounts payable	4,164	-	5,664
Loans payable, insurance	5,438	8,790	5,438
Accrued expenses	1,871	163	9,230
Net cash used in operating activities	(3,779)	(5,115)	(23,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	9,750
Proceeds from the issuance of notes payable, related party	5,000	7,500	23,700
Repayments of notes payable, related party	-	-	(2,500)
Net cash provided by financing activities	5,000	7,500	30,950

NET INCREASE IN CASH	1,221	2,385	7,649

CASH, BEGINNING OF PERIOD	6,428	1,822	-

CASH, END OF PERIOD	$7,649	$4,207	$7,649

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Overview of Organization

International Metals Streaming Corp. (the “Company”) was incorporated in the state of Nevada on November 17, 2011, under the name “GS Valet, Inc.”  On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company (“Garden State Valet”), and the unit-holders of Garden State Valet (the “Unit-holders”) to purchase all of the outstanding units of Garden State Valet.  Garden State Valet was formed on June 15, 2011 (date of inception).

The Company, through its wholly owned subsidiary, Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The Company, however, now plans to pursue metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. A stream is a non-operating interest in a mining project that provides the right to purchase metals produced from such project for a fixed price for a specified period of time in exchange for an upfront payment with such terms defined in the metals purchase agreement. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. In connection therewith, effective September 26, 2013, the Company changed its name from “GS Valet, Inc.” to “International Metals Streaming Corp.” As of September 30, 2013, however, the metals streaming business had not commenced. The operations of Garden State Valet ceased on October 1, 2013.

Also effective September 26, 2013, the Company’s board of directors approved a change in its fiscal year end from September 30 to December 31.  As set forth on the cover page of the Transition Report of which these notes are a part, the Transition Report updates the Company’s Quarterly Report on Form 10-Q for the three months ended December 31, 2012, that was previously filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Significant accounting policies are as follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, these consolidated, condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated, condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended September 30, 2012 and notes thereto and other pertinent information contained in the Company’s Annual Report on Form 10-K filed with the SEC.

Development Stage Company

The Company is a development stage company as defined under Section 915 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Effective October 1, 2013, the valet business under Garden State Valet has been discontinued, and its historical operations were not significant. The Company is devoting substantially all of its efforts on establishing the metals streaming business, which operations have not commenced.  All losses accumulated from inception in the accompanying consolidated financial statements have been considered as part of the Company's development stage activities in the prior valet parking services business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Garden State Valet. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30 and December 31, 2012.

Accounts Receivable, Trade

Accounts receivable are balances due from customers upon rendering of services provided for in contracts.  These trade accounts receivable have a contractual maturity of one year or less.  Receivables are determined to be past due based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.  There were no accounts receivable as of September 30 and December 31, 2012.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  There were no accounts receivable allowances for doubtful accounts as of September 30 and December 31, 2012.

Revenue Recognition

Revenue was generated from providing the service of valet parking to corporate entities and individuals. Revenue was recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured.  No guarantees or warranties were provided for the valet services that the Company rendered.  The Company did not offer a refund policy.

Credit Risk

The Company charges fees for services provided for events.  General terms of events are payments in advance and payments on completion of services provided.  The Company does not typically issue credit terms, however may in the future.  As of September 30 and December 31, 2012, there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided.  Insurance is carried for parking events for damages that may be incurred.  The Company does not believe that there is any required liability to be recognized.

Advertising Costs

No advertising costs were incurred for the three months ending December 31, 2012 and 2011.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, Accounting for Research and Development Costs.

Share-based Expenses

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values.  That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

On November 17, 2011, the Company issued 5,000,000 shares of Common Stock to its founder at $0.0001 per share or $500 in share-based consideration.  On December 1, 2011, the Company issued 500,000 shares of Common Stock to the unit-holders of Garden State Valet or $50 in share-based consideration. There were no share-based expenses for the period ended December 31, 2012.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30 and December 31, 2012.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share.  Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30 and December 31, 2012, there were no common stock equivalents or options outstanding.

Financial Instruments

ASC 820, Fair Value Measurements requires disclosure of the fair value of financial instruments. The Company’s balance sheet includes certain financial instruments.  The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Recently Implemented Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan.  Although the Company has raised capital (see Note 9), the ability of the Company to continue as a going concern is dependent on the sufficiency of such capital or obtaining additional capital to fund operating losses until its newly planned metals streaming business becomes profitable.  If the Company requires or is unable to obtain additional capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company has not made provision for income taxes for the three months ended December 31, 2012 and 2011, and for the period from inception (June 15, 2011) through December 31, 2012, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30 and December 31, 2012 (see note 1).  The Company has incurred operating losses in the amount of $9,546,  $2,709 and $36,440 for the three months ending December 31, 2012 and 2011, and from inception (June 15, 2011) through December 31, 2012, respectively.  The net operating loss carryforwards will begin to expire in varying amounts from year 2031 subject to its eligibility as determined by respective tax regulating authorities.

The Company is subject to taxation in the United States and certain state jurisdictions.

In July 2006, the FASB” issued guidance codified in ASC Topic 740-10-25, Accounting for Uncertainty in Income Taxes.  ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent).  Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.  De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability.  As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current.  We have adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

All required tax returns have been filed with the appropriate authorities.

NOTE 5 - NOTES PAYABLE, RELATED PARTY

As of December 31, 2012 and September 30, 2012, the Company owed $21,200 and $16,200, respectively, to a stockholder, as evidenced by promissory notes due through November 2013 and bearing interest at the rate of 10% per annum. During the three months ended December 31, 2012 and 2011, and for the period from inception (June 15, 2011) through December 31, 2012, interest charged on these notes amounted to $401, $163, and $1,730, respectively.

On August 6, 2013, these notes were paid in full by the former sole officer and majority stockholder of the Company.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of September 30 and December 31, 2012.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company utilizes space provided by the former majority stockholder.  Rent expense for the three months ended December 31, 2012 and 2011, and for the period from inception (June 15, 2011) through December 31, 2012, was $0.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”). On October 7, 2013, the Company’s board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock.  The forward stock split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock.  The forward stock-split did not affect the par value of the Common Stock.   The accompanying condensed consolidated financial statements give retroactive effect to the forward stock split.  The Company had 16,187,500 shares of Common Stock issued and outstanding at September 30 and December 31, 2012.

On November 17, 2011, the Company issued 5,000,000 shares of Common Stock (12,500,000 shares of Common Stock on a post-split basis) to its founder for no consideration.

On December 1, 2011, the Company issued 500,000 shares of Common Stock (1,250,000 shares of Common Stock on a post-split basis) to the unit-holders of Garden State Valet in the aggregate.

On June 13, 2012, the Company sold 975,000 shares of Common Stock (2,437,500 shares of Common Stock on a post-split basis) through a Regulation D offering at $0.01 per share for total proceeds of $9,750.

On August 9, 2013, the Company sold and issued 562,535 shares of Common Stock (1,406,337 shares of Common Stock on a post-split basis) to two accredited investors at $10.666 per share for total proceeds of $6,000,000.

NOTE 9 – SUBSEQUENT EVENTS

On August 9, 2013, the Company underwent a change of control.  Prior to the change of control transaction, the Company’s former sole officer and director, Neil Scheckter, controlled the Company as the shares of Common Stock then held by him represented approximately 77.22% of the Company’s then issued and outstanding shares of Common Stock.  On August 9, 2013, six accredited investors (the “Purchasers”) acquired 5,000,000 shares of Common Stock (12,500,000 shares of Common Stock on a post-split basis) in the aggregate (the “Scheckter Shares”) previously held by Mr. Scheckter.  In connection with relinquishing his control of the Company, Mr. Scheckter resigned as the Company’s sole executive officer and sole director, effective upon his appointment of Mr. Kyle Floyd as the Company’s Chief Executive Officer, Chief Financial Officer, President and Secretary and sole director.

Immediately following the Purchasers’ purchase of the Scheckter Shares, the Company caused 1,637,500 shares of Common Stock (4,093,750 shares of Common Stock on a post-split basis) that one of the Purchasers purchased to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such Purchaser on August 9, 2013.

On August 9, 2013, the Company entered into a Consulting Agreement with a consultant to advise the Company with respect to selling the Company’s existing business.  As consideration for such services from the Consultant, the Company paid the consultant a consulting fee of $300,000, upon the parties’ execution of the Consulting Agreement.

On August 9, 2013, pursuant to a Securities Purchase Agreement, the Company sold 562,535 shares of Common Stock (1,406,337 shares of Common Stock on a post-split basis) at $10.666 per share to two accredited investors (the “Investors”). The closing thereof occurred on August 9, 2013 (the “Closing”), with gross proceeds to the Company of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”). Preciosa issued the promissory notes to the Investors, who, in turn, assigned them to the Company at the Closing pursuant to a Note Assignment Agreement entered into by and between Company and each Investor on August 9, 2013. Preciosa repaid these notes in full to the Company on September 20, 2013. The cash proceeds from issuance of these shares are presently in a trust account maintained by the Company’s counsel until such time that the Company can establish a bank account. There is no restriction as to the Company’s use of such proceeds.

On October 7, 2013, the Company effected a 2.5-for-1 forward stock split of its issued and outstanding shares of common stock.  The forward stock split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013 and each owner of one share of common stock received 2.5 shares of Common Stock, without any change in par value per share.  No fractional shares were issued.  The forward stock split increased the number of issued and outstanding Common Stock from 5,400,035 to 13,500,092.

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

Plan of Operations

We were a start-up valet parking company specializing in providing valet parking services to businesses and individuals hosting special events. We have discontinued that business, however, and now are planning to pursue metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. A stream is a non-operating interest in a mining project that provides the right to purchase metals produced from such project for a fixed price for a specified period of time in exchange for an upfront payment with such terms defined in the metals purchase agreement. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. In connection therewith, we raised $6,000,000 of equity financing in August, and changed our name from “GS Valet, Inc.” to “International Metals Streaming Corp.” in September 2013. We hope to commence the metals streaming business over the next twelve months, although we have not done so as of the date of this report.

No Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to commence on the metals streaming business.  Our business plan is subject to risks inherent in starting an enterprise, including limited capital resources and possible rejection of our business model.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis.  We have been funding our operations through the sale of our common stock and the issuance of promissory notes.

Our primary uses of cash had been primarily used for the purchase of liability insurance, which was necessary for the implementation of our valet business, as well as other related start-up costs, including purchasing parking equipment and marketing our business.  All funds received had been expended in the furtherance of growing such business and establishing our brand, obtaining valet parking jobs, and ensuring we would have the necessary liability insurance required to operate our business.  Until we discontinued such business in October 2013, we had planned on expanding our marketing efforts in order to be able to further implement our business plan and secure additional valet parking jobs.

However, on August 9, 2013, we entered into a financing transaction (hereinafter the “Financing”) pursuant to the following agreements: (1) Securities Purchase Agreement dated as of the same date, by and among the Company and two accredited investors (the “Investors,” and such agreement the “Purchase Agreement”); and (2) Note Assignment Agreement dated as of the same date, by and between the Company and each Investor (the “Assignment Agreement”).

Pursuant to the Purchase Agreement, we agreed to sell and issue to the Investors 562,535 shares of our common stock, par value $0.0001 per share (“Common Stock,” and such shares the “Purchased Shares”), at $10.666 per share.  The closing thereof occurred on August 9, 2013 (the “Closing”), with gross proceeds to us of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”).  Preciosa issued the promissory notes to the Investors, who assigned them to us at the Closing pursuant to the Assignment Agreement. The Purchase Agreement includes customary representations and warranties by each party thereto.  In addition, we agreed to file a registration statement with the Securities and Exchange Commission as soon as commercially reasonable after the Closing to register the Purchased Shares for resale by the Investors, and to have such registration statement declared effective as soon as commercially reasonable thereafter.  The registration statement must also remain continuously effective until the sooner of when all the Purchased Shares covered by the registration statement have been sold, or may be sold without registration under the Securities Act of 1933, as amended, and without volume restrictions pursuant to Rule 144(b) promulgated thereunder.  Otherwise, we are required to include any Purchased Shares in any registration statement that we may file during such period, other than a registration statement on Form S-4 or S-8.

Pursuant to the Assignment Agreement, each Investor agreed to transfer and assign to the registrant all of such Investor’s title, rights and obligations in and to the promissory note issued to such Investor by Preciosa, in exchange for 468,779 shares of the Purchased Shares in the aggregate for both Investors.

We have utilized the proceeds from the Financing for general corporate purposes and will also use such proceeds to establishing a new metals streaming business.

Our liquidity may also be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

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

For the three month period ended December 31, 2012 and 2011

Revenue

For the three months ended December 31, 2012, we had $2,575 in revenue as compared to $170 in revenue for the three months ended December 31, 2011.  The increase in revenue was attributed to our ability to continue to market our business and begin to create valuable contacts.

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

Critical Accounting Policies and Estimates

These condensed financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Critical accounting policies are as follows:

Development Stage Company

The Company is a development stage company as defined under Section 915 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Effective October 1, 2013, the valet business under Garden State Valet was discontinued and its historical operations were not significant.  The Company is devoting substantially all of its efforts on establishing the metals streaming business, which operations have not commenced.  All losses accumulated from inception in the accompanying consolidated financial statements have been considered as part of the Company's development stage activities in the prior valet parking services business.

Share-based payments

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with ASC Topic 718.  That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  We had no common stock options or common stock equivalents granted or outstanding for all periods presented.  We may issue shares as compensation in the future periods for employee services.

We may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

On November 17, 2011, the Company issued 5,000,000 shares of its common stock to its founder at $0.0001 per share or $500 in share-based consideration.  On December 1, 2011, the Company issued 500,000 shares of its common stock to the unit-holders of Garden State Valet, LLC, or $50 in share-based consideration.  There were no share-based expenses for the periods ending December 31, 2012.

Income Taxes

Deferred income taxes are recognized based on the provisions of ASC Topic 740, Income Taxes, for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB” issued guidance codified in ASC Topic 740-10-25, Accounting for Uncertainty in Income Taxes.  ASC Topic 740-10-25 supersedes guidance codified in ASC Topic 450, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent).  Under ASC Topic 740-10-25, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority.  Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations.  De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under ASC Topic 740-10-25, only the portion of the liability that is expected to be paid within one year is classified as a current liability.  As a result, liabilities expected to be resolved without the payment of cash (e.g. resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current.  We have recently adopted a policy of recording estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

All required tax returns have been filed with the appropriate authorities.

Earnings Per Share

We compute basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in our earnings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted the following material weaknesses:

•
The Company does not have a functioning audit committee in place due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	The Company does not have adequate segregation of duties consistent with control objectives; and

•	The Company has ineffective controls over period end financial disclosures and reporting processes.

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

ITEM 1A.  RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the three months ended December 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on July 11, 2012.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

Date: November 18, 2013	By:	/s/ Kyle Floyd
Kyle Floyd Chief Executive Officer, Chief Financial Officer and Director