Form 10-Q
period 2013-09-30
International Metals Streaming Corp.
filed 2013-11-19
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________   to  _____________

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

As of November 15, 2013, the registrant had 13,500,092 shares of common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INTERNATIONAL METALS STREAMING CORP. (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

ASSETS

Cash	$8,790	$7,649
Funds held in attorney trust account	5,688,296	-
Prepaid insurance	-	7,648
Total Current Assets	5,697,086	15,297

TOTAL ASSETS	$5,697,086	$15,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$5,664
Accrued expenses	102,749	7,500
Accrued interest	-	1,730
Loans payable - Insurance	-	5,438
Notes payable - Related party	-	21,200
Total current liabilities	102,749	41,532

TOTAL LIABILITIES	102,749	41,532

COMMITMENTS AND CONTINGENCIES (Note 6)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 13,500,092 and 16,187,500 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively (5,400,035
and 6,475,000shares issued and outstanding pre-split - See Note 8)	1,350	1,619
Additional paid-in-capital	6,058,488	8,681
Accumulated equity (Deficit)	(465,501)	(36,535)
	5,594,337	(26,235)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,697,086	$15,297

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012, AND
INCEPTION (JUNE 15, 2011) THROUGH SEPTEMBER 30, 2013

					Inception
					(June 15, 2011)
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$13,137	$4,050	$34,659	$7,375	$44,779

General and administrative expenses	(427,455)	(16,661)	(461,777)	(28,827)	(506,332)

Loss from operations	(414,318)	(12,611)	(427,118)	(21,452)	(461,553)

Other income (expense)
Interest expense	(435)	(408)	(1,848)	(1,532)	(3,948)

Net loss	$(414,753)	$(13,019)	$(428,966)	$(22,984)	$(465,501)

Weighted Average Per Share:
Weighted average earnings per share - basic and dilutive	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Weighted average share outstanding - basic and dilutive	14,639,317	16,187,500	15,665,768	15,006,615

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012, AND
INCEPTION (JUNE 15, 2011) THROUGH SEPTEMBER 30, 2013

			Inception
	For the Nine Months Ended		(June 15, 2011)
			Through
	September 30, 2013	September 30, 2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(428,966)	$(22,351)	$(465,501)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	-	-	550
Changes in assets and liabilities:
Prepaid expenses	7,647	-	7,000
Accounts payable	1,336	9,967	-
Accrued expenses	95,249	(7,290)	102,749
Accrued interest	1,608	7,145	1,338
Loans payable - Insurance	(5,438)	-	-
Net cash used in operating activities	(328,564)	(12,529)	(351,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	311,705	9,750	324,134
Proceeds from the issuance of notes	18,000	7,500	41,700
Repayments of notes	-	(2,500)	(2,500)
Net cash provided by financing activities	329,705	14,750	360,834

INCREASE IN CASH	1,141	2,221	8,790

CASH, BEGINNING OF PERIOD	7,649	4,207	-

CASH, END OF PERIOD	$8,790	$6,428	$8,790

Supplemental Information:
Cash paid for interest	$241	$-	$241
Cash paid for taxes	$-	$-	$-

Non-cash financing activities:
In connection with issuance of 1,406,337 shares of common stock on August 9, 2013, total proceeds of $6 million was received into a trust account maintained by the Company’s legal counsel, out of which $311,705 was disbursed for operating expenses.

On August 6, 2013, the Companys former sole officer and majority stockholder paid off notes payable, accrued interest, and certain accounts payable totalling $49,537 on behalf of the Company and forgave the Company of repayment thereof.

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

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey.  The Company, however, now plans to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests.  A stream is a non-operating interest in a mining project that provides the right to purchase metals produced from such project for a fixed price for a specified period of time in exchange for an upfront payment with such terms defined in the metals purchase agreement.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  In connection therewith, effective September 26, 2013, the Company changed its name from “GS Valet, Inc.” to “International Metals Streaming Corp.”  As of September 30, 2013, however, the metals streaming business had not commenced.  The operations of Garden State Valet ceased on October 1, 2013.

Also effective September 26, 2013, the Company’s board of directors approved a change in its fiscal year end from September 30 to December 31.  This first Quarterly Report on Form 10-Q for such new fiscal year supplements the Company’s Transition Report on Form 10-Q for the three months ended December 31, 2012 that was previously filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Significant accounting policies are as follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, these consolidated, condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These consolidated, condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of September 30, 2013 and December 31, 2012.

Accounts Receivable, Trade

Accounts receivable are balances due from customers upon rendering of services provided for in contracts.  These trade accounts receivable have a contractual maturity of one year or less.  Receivables are determined to be past due based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.  There were no accounts receivable as of September 30, 2013 and December 31, 2012.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends.  There were no accounts receivable allowances for doubtful accounts as of September 30, 2013 and December 31, 2012.

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

Credit Risk

The Company charges fees for services provided for events.  General terms of events are payments in advance and payments on completion of services provided.  The Company does not typically issue credit terms, however may in the future.  As of September 30, 2013 and December 31, 2012, there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided.  Insurance is carried for parking events for damages that may be incurred.  The Company does not believe that there is any required liability to be recognized.

Advertising Costs

No advertising costs were incurred for the three and nine months ending September 30, 2013 and 2012.

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

On November 17, 2011, the Company issued 5,000,000 shares of Common Stock to its founder at $0.0001 per share or $500 in share-based consideration.  On December 1, 2011, the Company issued 500,000 shares of Common Stock to the unit-holders of Garden State Valet or $50 in share-based consideration. There were no share-based expenses for the period ended September 30, 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30, 2013 and December 31, 2012.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share.  Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of September 30, 2013 and December 31, 2012, there were no common stock equivalents or options outstanding.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan.  Although the Company has raised capital (see Note 8), the ability of the Company to continue as a going concern is dependent on the sufficiency of such capital or obtaining additional capital to fund operating losses until its newly planned metals streaming business becomes profitable.  If the Company requires or is unable to obtain additional capital, it could be forced to cease operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 – INCOME TAXES

The Company has not made provision for income taxes for the three and nine months ended September 30, 2013 and 2012, and for the period from inception (June 15, 2011) through September 30, 2013, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of September 30, 2013 and December 31, 2012 (see Note 2).  The Company has incurred net operating losses in the amount of $428,966, $22,351 and $465,501 for the nine months ending September 30, 2013 and 2012, and from inception (June 15, 2011) through September 30, 2013, respectively.  The net operating losses carryforwards will begin to expire in varying amounts from year 2031 subject to its eligibility as determined by respective tax regulating authorities.

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

NOTE 5 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2013 and December 31, 2012, the Company owed $0 and $21,200, respectively, to a stockholder, as evidenced by promissory notes due through November 2013 and bearing interest at the rate of 10% per annum. During the nine months ended September 30, 2013, the Company borrowed an additional $18,000 from two shareholders. During the three months ended September 30, 2013 and 2012, the nine months ended September 30, 2013 and 2012, and for the period from inception (June 15, 2011) through September 30, 2013, interest charged on these notes amounted to $435, $408, $1,848, $1,223 and $3,337, respectively.

On August 6, 2013, the Company’s former sole officer and majority stockholder paid off these notes, their related accrued interest and certain accounts payable, all totaling $49,537, on behalf of the Company, and forgave the Company of repayment thereof. The forgiveness was recorded in additional paid-in capital.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of September 30, 2013 and December 31, 2012.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company utilizes space provided by the former majority stockholder.  Rent expense for the three and nine months ended September 30, 2013 and 2012, and for the period from inception (June 15, 2011) through September 30, 2013, was $0.

During the three and nine months ended September 30, 2013, the Company paid a fee of $300,000 to a stockholder of the Company for consulting services regarding a potential sale of the valet business. As the valet business was ceased on October 1, 2013, the fee was charged to expense.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”). On October 7, 2013, the Company’s board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock.  The forward stock split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock.  The forward stock-split did not affect the par value of the Common Stock.   No fractional shares were issued. The forward stock split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092.  These notes and the accompanying condensed consolidated financial statements give retroactive effect to the forward stock split. The Company had 13,500,092 and 16,187,500 shares of Common Stock issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

On November 17, 2011, the Company issued 12,500,000 shares of Common Stock to its founder for no consideration. The fair value was determined to be $0.

On December 1, 2011, the Company issued 1,250,000 shares of Common Stock to the unit-holders of Garden State Valet in the aggregate in connection with the agreement described in Note 1.

On June 13, 2012, the Company sold 2,437,500 shares of Common Stock through a Regulation D offering at $0.01 per share for total proceeds of $9,750.

On August 9, 2013, pursuant to a Securities Purchase Agreement, the Company sold 1,406,337 shares of Common Stock at $4.266 per share to two accredited investors (the “Investors”).  The closing thereof occurred on August 9, 2013 (the “Closing”), with gross proceeds to the Company of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”).  Preciosa issued the promissory notes to the Investors, who, in turn, assigned them to the Company at the Closing pursuant to a Note Assignment Agreement entered into by and between Company and each Investor on August 9, 2013.  Preciosa repaid these notes in full to the Company on September 20, 2013.  The cash proceeds from issuance of these shares are presently in a trust account maintained by the Company’s counsel until such time that the Company can establish a bank account.  There is no restriction as to the Company’s use of such proceeds.

On August 9, 2013, the Company caused 4,093,750 shares of Common Stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such stockholder on August 9, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2013. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended September 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual report on Form 10-K, which was filed with the Commission on December 24, 2012. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on management’s current expectations.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

The following paragraphs provide information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

We were incorporated in the State of Nevada on November 17, 2011.  On December 1, 2011, we entered into a Unit Purchase and Share Exchange Agreement with Garden State Valet, LLC (“GSV”) whereby GSV became our wholly owned subsidiary.  Until October 1, 2013, we, through GSV, was in the business of providing valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey.  The operations of GSV ceased on October 1, 2013.

We now plan to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests in connection with the change of control event described below.  A stream is a non-operating interest in a mining project that provides the right to purchase metals produced from such project for a fixed price for a specified period of time in exchange for an upfront payment with such terms defined in the metals purchase agreement.  Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.  We currently, and generally at any time, have acquisition opportunities in various stages of active review, including, for example, our engagement of consultants and advisors to analyze particular opportunities, analysis of technical, financial and other confidential information, submission of indications of interest, participation in preliminary discussions and negotiations and involvement as a potential metals stream purchaser.  As of September 30, 2013, however, we had not entered into any definitive agreement in connection therewith.

Change of Control

On August 9, 2013, six accredited investors (the “Purchasers”) acquired 12,500,000 shares of our common stock in the aggregate then held by our former sole officer and director Neil Scheckter who, prior to such acquisition, held approximately 77.22% of our then issued and outstanding shares of common stock.  Immediately thereafter, we caused 4,093,750 shares of our common stock that one of the Purchasers purchased to be cancelled pursuant to a Cancellation Agreement that we entered into with such Purchaser on August 9, 2013.  As a result, Mr. Scheckter relinquished his control of our company and resigned as our sole officer and director, and Kyle Floyd was appointed in his place.

In connection with the change of control transaction, effective September 26, 2013, we changed our name from “GS Valet, Inc.” to “International Metals Streaming Corp.”

Forward Stock Split

On August 26, 2013, our board of directors approved a 2.5-for-1 forward stock split of our issued and outstanding common stock, which became effective on October 7, 2013.  The forward stock split affected all shares of common stock outstanding immediately prior to the record date of October 3, 2013, and each owner of one share of common stock received 2.5 shares of common stock, without any change in par value per share.  No fractional shares were issued.  The forward stock split increased the number of issued and outstanding common stock from 5,400,035 to 13,500,092.  All share amount and share price information herein give effect to such forward stock split.

Company Financing

On August 9, 2013, we entered into the following agreements: (1) a Securities Purchase Agreement dated as of the same date, by and among us and two accredited investors (the “Investors,” and such agreement the “Purchase Agreement”); and (2) Note Assignment Agreement dated as of the same date, by and between us and each Investor (the “Assignment Agreement”).

Pursuant to the Purchase Agreement, we agreed to sell and issue to the Investors 1,406,337 shares of our common stock at $4.266 per share (the "Shares").  The closing thereof occurred on August 9, 2013 (the “Closing”), with gross proceeds to the Company of $6 million in connection thereof, comprising of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”).  Preciosa issued the promissory notes to the Investors, who assigned them to the Company at the Closing pursuant to the Assignment Agreement. The Purchase Agreement includes customary representations and warranties by each party thereto.  In addition, the Company agreed to file a registration statement with the Securities and Exchange Commission as soon as commercially reasonable after the Closing to register the Shares for resale by the Investors, and to have such registration statement declared effective as soon as commercially reasonable thereafter.  The registration statement must also remain continuously effective until the sooner of when all the Shares covered by the registration statement have been sold, or may be sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), and without volume restrictions pursuant to Rule 144(b) promulgated thereunder.  Otherwise, the Company is required to include any Shares in any registration statement that the Company may file during such period, other than a registration statement on Form S-4 or S-8.

Pursuant to the Assignment Agreement, each Investor agreed to transfer and assign to the registrant all of such Investor’s title, rights and obligations in and to the promissory note issued to such Investor by Preciosa, in exchange for 1,171,948 shares of the Shares in the aggregate for both Investors.

Results of Operations

For the three month period ended September 30,

	2013	2012

Revenue	$13,137	$4,050
General and Administrative Expenses	427,455	16,661
Loss from operations	(414,318)	(12,611)
Other income (expense)	-	-
Interest Expense	435	408
Net loss	$(414,753)	$(13,019)

For the three month period ended September 30, 2013 and 2012

Revenue

For the three months ended September 30, 2013, we had $13,137 in revenue as compared to $4,050 for the three months ended September 30, 2012, which was an increase of $9,087 or 224.4%.  Such increase can be attributed to our marketing efforts of our valet business prior to our decision to close down its operations after September 2013. Specifically, in March 2013, we began to provide valet services to a restaurant/catering hall on a regular weekly basis which led to an increase in revenue through the current period.

General and Administrative Expenses

For the three months ended September 30, 2013, our general and administrative expenses totaled $427,455 as compared to $16,661 for the three months ended September 30, 2012, which was an increase of $410,794 or 2,465.6%.  Such increase is principally the result of increased professional expenses and consulting fees, including $300,000 paid to a stockholder, associated with the changing nature of our business.

Net Loss

For the three months ended September 30, 2013, our net loss was $(414,753), or $0.03 per common share (basic and diluted), as compared to a net loss of $(13,019), or $0.00 per common share (basic and diluted), for the three months ended September 30, 2012, which is an increase of $401,734.  Such increase was directly attributable to increased professional expenses and consulting fees.

For the nine month period ended September 30,

	2013	2012

Revenue	$34,659	7,375
General and Administrative Expenses	461,777	28,827
Loss from operations	(427,118)	(21,452)
Other income (expense)	-	-
Interest Expense	1,848	1,532
Net loss	$(428,966)	(22,984)

For the nine month period ended September 30, 2013 and 2012

Revenue

For the nine months ended September 30, 2013, we had $34,659 in revenue as compared to $7,375 for the nine months ended September 30, 2012, which was an increase of $27,284 or 370.0%.  Such increase can be attributed to our marketing efforts of our valet business prior to our decision to close down its operations after September 2013. Specifically, in March 2013, we began to provide valet services to a restaurant/catering hall on a regular weekly basis which led to an increase in revenue.

General and Administrative Expenses

For the nine months ended September 30, 2013, our general and administrative expenses totaled $461,777 as compared to $28,827 for the nine months ended September 30, 2012, which was an increase of $432,950 or 1,501.9%. Such increase is principally the result of increased professional expenses and consulting fees, including $300,000 paid to a stockholder, associated with the changing nature of our business.

Net Loss

For the nine months ended September 30, 2013, our net loss was $(428,966), or $0.03 per common share (basic and diluted), as compared to a net loss of $(22,984), or $0.00 per common share (basic and diluted), for the nine months ended September 30, 2012, which is an increase of $405,982.  Such increase was directly attributable to increased professional expenses and consulting fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in $):

	Nine Months Ended September 30
	2013	2012

Net cash (used in) operating activities	$(328,564)	$(12,529)
Net cash provided by financing activities	329,705	14,750

Net cash used in operating activities for the nine months ended September 30, 2013 was a result of increased costs attributable to professional expenses and consulting fees.  Net cash used in operating activities for the same period of 2012 was mainly attributable to our continuing efforts to develop the valet business.

Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of our sale of equity securities.  Net cash provided by financing activities for the same period of 2012 was mainly a result of our issuance of notes payable.

As of September 30, 2013, we had cash and cash equivalents of $8,790, funds held in an attorney trust account of $5,688,296, total current assets of $5,697,086 and current liabilities of $102,749.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at September 30, 2013.

Contractual Obligations

We had no contractual obligations at September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of September 30, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2013, the Company determined that there were control deficiencies that constituted the following material weakness:

•
The Company does not have a functioning audit committee in place due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	The Company does not have adequate segregation of duties consistent with control objectives; and

•	Management is dominated by a single individual.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From October 1, 2013 through the date of this report, our board of directors approved the following issuances of our common stock:

•	On October 30, 2013, 21,207 shares of common stock to our legal counsel under the terms of our agreement as compensation.

•
On November 15, 2013, 1,533,166 shares of common stock to two purchasers at $0.0001 per share or $76.66 in the aggregate. Such sale is exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), based on each purchaser’s representations which included, in pertinent part, that he is an “accredited investor” as that term is defined in Regulation D, and that he is acquiring such shares for investment purposes for their own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that he understands that such shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended September 30 2013.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1+	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

INTERNATIONAL METALS STREAMING CORP.

Date: November 19, 2013	By:	/s/ Kyle Floyd
Kyle Floyd
Chief Executive Officer, Principal Accounting Officer and Director