Form 10-K
period 2013-12-31
International Metals Streaming Corp.
filed 2014-08-20
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-182629

INTERNATIONAL METALS STREAMING CORP.
(Exact name of issuer as specified in its charter)

Nevada	45-5634033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12303 Airport Way, Suite 200 Broomfield, Colorado	80021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 327-1497

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A.

As of August 11, 2014, the registrant had 13,626,920 shares of common stock outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2013

Forward Looking Statements

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the registrant. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in the registrant’s other SEC filings. These risks and uncertainties could cause the registrant’s actual results to differ materially from those indicated in the forward-looking statements. The registrant undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS.

Our Corporate History and Structure

International Metals Streaming Corp (the “Company”, “we, “us”, or “our”) was incorporated in Nevada on November 17, 2011, under the name “GS Valet, Inc.”  On the same date, we sold 12,500,000 shares of our common stock to our founder for $500.

On December 1, 2011, we entered into a Unit Purchase and Share Exchange Agreement with Garden State Valet, LLC (“GSV”), a New Jersey limited liability company formed on June 15, 2011 (“inception”) pursuant to which:

•	we issued 1,250,000 shares of our common stock to the unit-holders of GSV;
•	GSV became our wholly owned subsidiary, and
•	we became a start-up valet parking company.

Between March and June 2012, we sold and issued 2,437,500 shares of our common stock to 26 accredited and/or sophisticated investors at $0.004 per share or gross proceeds of $9,750.

On August 9, 2013, six investors acquired 12,500,000 shares of our common stock then held by Neil Scheckter, who was our sole officer and director at the time. As a result, there was a change of control, as Mr. Scheckter relinquished his control of our company and resigned from his positions.  Immediately following their acquisition of the shares, one of the investors caused 4,093,746 shares that he acquired from Mr. Scheckter to be cancelled.

Also on August 9 and December 9, 2013, we sold a total of 1,875,161 shares of our common stock to four accredited investors (the “Investors”) at $4.266 per share or gross proceeds of $8 million (the “Proceeds”), including $3 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”). Preciosa issued the notes to two of the Investors, who in turn assigned them to us. Preciosa repaid the notes to us in full in September 2013.

On December 9, 2013, we sold a further 1,533,166 shares of our common stock, with an estimated fair value of $6,540,486, or $4.266 per share, to two consultants at $0.0001 per share for gross proceeds of $153.  As a result, we recognized a loss of $6,540,333 on the sale of these shares.

We intended to use the Proceeds to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. A stream is a non-operating interest in a mining project that provides the right to purchase metals produced from such project for a fixed price for a specified period of time in exchange for an upfront payment with such terms defined in the metals purchase agreement. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any.

In connection our metals streaming plans:

•	we changed our name from “GS Valet, Inc.” to “International Metals Streaming Corp.” on September 26, 2013;
•	we changed our fiscal year end from September 30 to December 31, effective on September 26, 2013; and
•	the operations of GSV ceased on October 1, 2013.

On October 7, 2013, we effectuated a 2.5-for-1 forward stock split of our issued and outstanding common stock. All share number and share price information in this report takes into account such stock split.

On March 11, 2014, due to our determination that the metals streaming business was no longer desirable, we rescinded our transactions with the Investors whereby:

•	each Investor agreed to return the shares of our common stock issued to such Investor;
•	we remitted to each Investor a portion of the then remaining Proceeds pro rata to the shares of our common stock issued to such Investor; and
•	we and the Investors agreed to release all claims we may have against one another.

Accordingly, 1,875,161 shares in the aggregate were surrendered to us for cancellation and as of August 11, 2014, there were 13,626,920 shares of our common stock outstanding.

Going Concern

Based on our financial history since inception, our independent registered public accounting firm has issued a going concern opinion in its audit report included in the financial statements that are a part of this annual report on Form 10-K (this “Report”). We are a development stage company that has generated minimal revenue and,following the termination of our metals streaming business plan and the refund of the remaining Proceeds to the Investors in March 2014,currently has nominal assets. We are now deemed to be a shell company and our new business plan is to seek to acquire or merge with a business or company.Our business operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history and limited capital resources. No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful. If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our company.

Through December 31, 2013, we have incurred $(7,126,104) in losses since our inception. We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2014 and, probably, into subsequent fiscal periods

Shell Company Status

Following our decision to terminate the metals streaming business and to return the remaining Proceeds to the Investors in March 2011, we currently have nominal operations and minimal assets.  As such, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended. Accordingly, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (the “Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Current Business Plan

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering as a method of “going public.” The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

During the next 12 months, our only foreseeable cash requirements will relate to the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization. We anticipate that these funds will be provided to us in the form of loans from our present management. There are no written agreements requiring our management to provide these cash resources.

Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the lack of any substantive operations by the Company.

Government Regulations

Smaller Reporting Company

We are a “smaller reporting company,” which designation relieves us of some of the informational requirements of Regulation S-K promulgated by the SEC.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002, or “SOX Act.” The SOX Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the SOX Act will substantially increase our legal and accounting costs.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We can remain an “emerging growth company” for up to five years. We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Employees

At present, Kyle Floyd is our sole officer and director. Mr. Floyd works on a part-time basis and devotes approximately 20% of his time to our operation. He does not have an employment agreement with us.

Principal Executive Office

Our principal executive office is located at 12303 Airport Way, Suite 200, Broomfield, Colorado 80021. Our main telephone number is (303) 327-1497.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. PROPERTIES

We are using a space made available to us by our sole officer for our principal executive office.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended December 31, 2013, the three months ended December 31, 2012 or the twelve months ended September 30, 2012. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Markets (the “OTC Pink”) under the symbol “IMSTE.” Previously, our common stock was listed on the OTC Bulletin Board under the symbols “INST” and “GSVA”.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of August 11, 2014, no shares of our common stock have traded, and we cannot assure you that a market for our common stock will develop, if at all.

Holders

There were 39 holders of record of our common stock as of August 11, 2014.

Transfer Agent

Our transfer agent is West Coast Stock Transfer, Inc., whose address is 721 North Vulcan Avenue, Suite 205, Encinitas, California 92024, and whose telephone number is (619) 664-4780.

Dividends

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

The following sales of unregistered securities during the three months ended December 31, 2013 were not previously reported in a current report on Form 8-K.

On December 9, 2013, we closed on the sales made in August 2013 of 468,823 shares of our common stock to two investors for gross proceeds of $2 million.  Such sales were exempt from registration pursuant to Regulation D under the Securities Act.  We made this determination based on the representations of the investors, which included, in pertinent part, that each of them was an “accredited investor” as that term is defined in Rule 501 of Regulation D, and that such investor was acquiring the shares for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such investor understood that the shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Also on December 9, 2013, we sold 1,533,166 shares of our common stock to two individuals for cash proceeds of $153.  Such sales were exempt from registration pursuant to Regulation D under the Securities Act.  We made this determination based on the representations of the individuals, which included, in pertinent part, that each of them was an “accredited investor” as that term is defined in Rule 501 of Regulation D, and that such individual was acquiring the shares for investment purposes for his own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such individual understood that the shares may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for year ended December 31, 2013, the three months ended December 31, 2012 and the fiscal year ended September 30, 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

In 2011, we acquired GSV with the intent of going into valet parking business. In August and December 2013, we raised $8 million in gross proceeds from sales of our common stock to four accredited investors, and intended to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. In connection with such business, we changed our name and our fiscal year end, and the operations of GSV ceased in October 2013.

As of December 31, 2013 and as of the date of this report, however, we had not entered into any definitive agreement in connection with such business. In March 2014, we determined that the metals streaming business was no longer desirable, and have since ceased pursuing such business.

Results of Operations

	For the year ended December 31, 2013	For the three months ended December 31, 2012	For the fiscal year ended September 30, 2012
Revenue	$-	$-	$-
General and administrative expenses	(530,364)	-	-
(Loss) from continuing operations	(530,364)	-	-

Other income (expense)
Loss on sales and cancellation of common stock	(6,540,497)	-	-

Discontinued operations
Loss from discontinued operations	(18,708)	(9,546)	(25,060)

Net income (loss)	$(7,089,569)	$(9,546)	$(25,060)

Revenue

For the year ended December 31, 2013, three months ended December 31, 2012 and  for the fiscal year ended September 30, 2012, we did not have any revenues from continuing operations.

General and Administrative Expenses

For the year ended December 31, 2013, our general and administrative expenses totaled $530,364 from continuing operations.The expense is principally related to professional expenses and consulting fees, including $300,000 paid to a stockholder, associated with the plan to change our business from valet parking to metals streaming.

Loss on Discontinued Operations

For the year ended December 31, 2013, three months ended December 31, 2012 and for the fiscal year ended September 30, 2012, we recorded a loss from discontinued operations of $18,708, $9,546 and $25,060, respectively.  These losses were primarily attributable to the operating activities for GSV prior to that business being discontinued.

Loss on Sales and Cancellation of Common Stock

On August 9, 2013, we caused 4,093,746 shares of our common stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between us and such stockholder on August 9, 2013.We recognized a loss of $164 on the cancellation of such shares.

On December 9, 2013, we sold 1,533,166 shares of our common stock, with an estimated fair value of $6,540,486, or $4.266 per share, to two consultants at $0.0001 per share for gross proceeds of $153.  As a result, we recognized a loss of $6,540,333 from such sales.

Net Loss

For the year ended December 31, 2013, our net loss from continuing operations was $(7,070,861) and from discontinued operations was $(18,708), for a total net loss of $(7,089,569), or $(0.56) per common share (basic and diluted), as compared to a net loss from discontinued operations of $(9,546), or $0.00 per common share (basic and diluted), for the three months ended December 31, 2012 and a net loss from discontinued operations of $(25,060) or $0.00 per common share (basic and diluted), an increase in total net loss of $7,080,023 and $7,064,509, respectively. Such increase in losses was directly attributable to a loss on sale and cancellation of common stock of $6,540,497 and increased professional expenses and consulting fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in $):

	For the Year	For the Three	For the Fiscal
	Ended	Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2013	2012	2012

Net cash used in continuing operations	$(492,150)	$-	$-
Net cash used in discontinued operations	(11,844)	(3,779)	(17,644)
Net cash provided by financing activities, continuing operations	8,000,153	-	-

Net cash used in operating activities for the year ended December 31, 2013 was a result of increased costs attributable to professional expenses and consulting fees.

Net cash provided by financing activities for the year ended December 31, 2013 was primarily the result of our sale of equity securities..

As of December 31, 2013, we had cash and cash equivalents of $7,503,808 held in an attorney trust account, total current assets of $7,503,808 and current liabilities of $38,214.

On March 11, 2014, we returned $7,389,184 of the $8 million proceeds from the sale of 1,875,161 shares of our common stock in August 2013, less costs of $610,816, to the Investors.  In connection therewith, the certificates representing such shares have been surrendered to us for cancellation and as of August 11, 2014, there were 13,626,920 shares of common stock outstanding.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2013.

Contractual Obligations

We had no contractual obligations at December 31, 2013.

Critical Accounting Policies

We prepare our audited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements.

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

Development Stage Company

We are in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (June 15, 2011) as a development stage company. Effective June 10, 2014, FASB changed its regulations with respect to Development-Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. We have not elected to early adopt these provisions and consequently these additional disclosures are included in our financial statements accompanying this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for year ended December 31, 2013, the three months ended December 31, 2012 and the year ended September 30, 2012, together with the report of the independent certified public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
International Metals Streaming Corp.

We have audited the accompanying consolidated balance sheets of International Metals Streaming Corp. (formerly GS Valet, Inc.), a development stage company, and its subsidiary (collectively the Company) as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2013 and the three month period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of International Metals Streaming Corp. and its subsidiary. for the cumulative period from June 15, 2011 through September 30, 2012 were audited by other auditors whose report dated December 14, 2012, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from June 15, 2011 through September 30, 2012, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Metals Streaming Corp. and its subsidiary as of December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the year ended December 31, 2013 and the three month period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, during the year ended December 31, 2013, the Company incurred a net loss of $7,089,569 and used $503,994 of cash in its operating activities and as of December 31, 2013 has a stockholders' deficit of $7,126,104. In addition, the Company has historically incurred losses and used cash, rather than provided cash, from operations. These factors, among others, as discussed in Note 4 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co.,LLC
Arvada, Colorado
July 13, 2014

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recurring losses from operations, a working capital deficit, negative cash flows from operations and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
December 14, 2012

INTERNATIONAL METALS STREAMING CORP. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012

ASSETS

Cash	$7,503,808	$7,649
Prepaid insurance	-	7,648
Total Current Assets	7,503,808	15,297

TOTAL ASSETS	$7,503,808	$15,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$5,664
Accrued expenses	38,214	7,500
Accrued interest	-	1,730
Loans payable - insurance	-	5,438
Notes payable - related party	-	21,200
Total current liabilities	38,214	41,532

TOTAL LIABILITIES	38,214	41,532

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 15,502,081 and 16,187,500 shares issued and outstanding at
December 31, 2013 and 2012, respectively	1,549	1,619
Additional paid-in-capital	14,590,149	8,681
Deficit accumulated during development stage	(7,126,104)	(36,535)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,465,594	(26,235)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,503,808	$15,297

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013, THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012, THE YEAR
ENDED SEPTEMBER 30 2012, AND THE PERIOD FROM INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2013

	For the Year Ended	For the Three Months Ended		For the Fiscal Year Ended		Inception (June 15, 2011) Through
	December 31, 2013	December 31, 2012		September 30, 2012		December 31, 2013

Revenue	$-	$-		$-		$-

General and administrative expenses	(530,364)	-		-		(530,364)

(Loss) from operations	(530,364)	-		-		(530,364)

Other income (expense)
Loss on sales and cancellation of common stock	(6,540,497)	-		-		(6,540,497)

Net loss from continuing operations	(7,070,861)	-		-		(7,070,861)

Discontinued operations
Loss from discontinued operations (including $0 from gain or loss on disposal)	(18,708)	(9,546)		(25,060)		(55,243)

Net income (loss)	$(7,089,569)	$(9,546)		$(25,060)		$(7,126,104)

Weighted average loss per share - basic and dilutive
Continuing operations	$(0.56)	$(0.00	)*	$(0.00	)*
Discontinued operations	(0.00)*	(0.00	)*	(0.00	)*
	$(0.56)	$(0.00	)*	$(0.00	)*

Weighted average share outstanding - basic and dilutive	12,653,661	16,187,500		12,941,952
_____________
* denotes a loss of less than $0.01 per share

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2013

	Common Stock $.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total

Initial formation, June 15, 2011		$-	$-	$-	$-

Net (loss), for the period ended September 30, 2011				(1,929)	(1,929)

Balance, September 30, 2011	-	-	-	(1,929)	(1,929)

Shares sold for cash:
Founder; November 17, 2011; $0.00004 per share	12,500,000	1,250	(750)		500
Subsidiary Purchase; December 1, 2011; $0.00004 per share	1,250,000	125	(75)		50
Reg D Private Placement; March 19, 2012; $0.004 per share	312,500	31	1,219		1,250
Reg D Private Placement; April 23, 2012; $0.004 per share	812,500	81	3,169		3,250
Reg D Private Placement; June 7, 2012; $0.004 per share	1,312,500	131	5,119		5,250

Net (loss) for the year ended September 30, 2012				(25,060)	(25,060)
Balance September 30, 2012	16,187,500	1,618	8,682	(26,989)	(16,689)

Net (loss) for the three months ended December 31, 2012				(9,546)	(9,546)
Balance, December 31, 2012	16,187,500	1,618	8,682	(36,535)	(26,235)

Shares sold for cash:
August 9, 2013; $4.266 per share	1,406,338	140	5,999,860	-	6,000,000

Founders Shares cancelled:
August 9, 2013, at purchase price of $0.00004	(4,093,746)	(409)	573		164

Payments made by prior sole officer and controlling shareholder
charged to additional paid in capital			40,748	-	40,748

Shares sold for cash:
December 9, 2013; $4.266 per share	468,823	47	1,999,953		2,000,000
December 9, 2013; $0.0001 per share	1,533,166	153			153

Loss on sale of shares at par value; December 9, 2013	-		6,540,333		6,540,333

Net (loss) for the year ended December 31, 2013				(7,089,569)	(7,089,569)

Balance, December 31, 2013	15,502,081	$1,549	$14,590,149	$(7,126,104)	$7,465,594

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013, THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012, THE YEAR
ENDED SEPTEMBER 30 2012, AND THE PERIOD FROM INCEPTION (JUNE 15, 2011) THROUGH DECEMBER 31, 2013

	For the Year Ended	For the Three Months Ended	For the Fiscal Year Ended	Inception (June 15, 2011) Through
	December 31, 2013	December 31, 2012	September 30, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(7,089,569)	$(9,546)	$(25,060)	$(7,126,104)
Loss from discontinued operations	18,708	9,546	25,060	55,243
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss on sale and cancellation of common stock	6,540,497	-		6,540,497
Stock based compensation				550
Accrued expenses	38,214			38,214

Net cash used in continuing operations	(492,150)	-	-	(491,600)
Net cash used in discontinued operations	(11,844)	(3,779)	(17,644)	(14,495)

Net cash used in operating activities	(503,994)	(3,779)	(17,644)	(506,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	8,000,153			8,000,153
Proceeds on notes receivable	5,000,000			-
Repayments of notes receivable	(5,000,000)			-
Net cash provided by continuing operations	8,000,153	-	-	8,000,153
Net cash provided by discontinued operations	-	5,000	22,250	9,749
Net cash provided by financing activities	8,000,153	5,000	22,250	8,009,902

INCREASE IN CASH	7,496,159	1,221	4,606	7,503,808

CASH, BEGINNING OF PERIOD	7,649	6,428	1,822	-

CASH, END OF PERIOD	$7,503,808	$7,649	$6,428	$7,503,808

Noncash financing activities:
Settlement of notes payable and accrued interest	$40,748	$-	$-	$-

Supplemental Information:
Cash paid for interest - discontinued operations	$1,848	$401	$1,648	$3,948
Cash paid for taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended  December 31, 2012, the Year Ended
September 30 2012, and the Period  from Inception (June 15, 2011) Through December 31, 2013

NOTE 1 – NATURE OF BUSINESS

Overview of Organization

International Metals Streaming Corp. (the “Company”) was incorporated in the state of Nevada on November 17, 2011, under the name “GS Valet, Inc.” On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company (“Garden State Valet”), and the unit-holders of Garden State Valet (the “Unit-holders”) to purchase all of the outstanding units of Garden State Valet. Garden State Valet was formed on June 15, 2011.

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. A stream is a non-operating interest in a mining project that provides the right to purchase metals produced from such project for a fixed price for a specified period of time in exchange for an upfront payment with such terms defined in the metals purchase agreement. Royalties are non-operating interests in mining projects that provide the right to revenue or metals produced from the project after deducting specified costs, if any. As of December 31, 2013, however, the metals streaming business had not commenced.

Effective September 26, 2013, the Company’s board of directors approved a change in its fiscal year end from September 30 to December 31. The Company filed a Transition Report on Form 10-Q for the three months ended December 31, 2012 with the Securities and Exchange Commission (the “SEC”) in connection therewith.

Change in Control

On August 9, 2013, six accredited investors (the “Purchasers”) acquired 12,500,000 shares of the Company’s common stock in the aggregate then held by its former sole officer and director who, prior to such acquisition, held approximately 77.22% of the then issued and outstanding shares of common stock. Immediately thereafter, the Company caused 4,093,746 shares of its common stock that one of the Purchasers purchased to be cancelled pursuant to a Cancellation Agreement that the Company entered into with such Purchaser on August 9, 2013. As a result, the former sole officer and director relinquished his control of the Company and resigned, and a new sole officer and director was appointed in his place.

In connection with the change of control transaction, effective September 26, 2013, the Company changed its name from “GS Valet, Inc.” to “International Metals Streaming Corp.”

NOTE 2 – DISCONTINUED OPERATIONS

As a result of Garden State Valet operations ceasing on October 1, 2013, the operations relating to that business are reported as discontinued operations in the accompanying consolidated statements of operations.

The components of the discontinued operations are as follows:

		For the Three Months	For the Fiscal Year	Inception
	For the Year Ended	Ended	Ended	(June 15, 2011)
	December 31, 2013	December 31, 2012	September 30, 2012	Through 12/31/2013

Revenue	$34,659	$2,575	$7,545	$44,779
Cost of revenue	(31,995)	-	-	(31,995)
Gross Profit	2,664	2,575	7,545	12,784

General and administrative expenses	(19,524)	(11,720)	(30,957)	(64,079)

(Loss) from operations	(16,860)	(9,145)	(23,412)	(51,295)
				-
Other income (expense)				-
Interest expense	(1,848)	(401)	(1,648)	(3,948)

Net income (loss)	$(18,708)	$(9,546)	$(25,060)	$(55,243)

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended  December 31, 2012, the Year Ended
September 30 2012, and the Period  from Inception (June 15, 2011) Through December 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (June 15, 2011) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Accounts Receivable, Trade

Accounts receivable are balances due from customers upon rendering of services provided for in contracts. These trade accounts receivable have a contractual maturity of one year or less. Receivables are determined to be past due based on payment terms of original invoices. The Company does not typically charge interest on past due receivables. There were no accounts receivable as of December 31, 2013 and 2012.

An allowance for doubtful accounts is established for amounts that may not be recoverable and is based on an analysis of individual customer credit worthiness and an assessment of current economic trends. There were no accounts receivable allowances for doubtful accounts as of December 31, 2013 and 2012.

Revenue Recognition

Revenue had been generated from providing the service of valet parking to corporate entities and individuals until the operations were discontinued on October 1, 2013. Revenue was recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided, all significant contractual obligations had been satisfied, and collection was reasonably assured. No guarantees or warranties were provided for the valet services that the Company rendered. The Company did not offer a refund policy.

Credit Risk

The Company charged fees for services provided for events. General terms of events were payments in advance and payments on completion of services provided. As of December 31, 2013 and 2012, there were no payments in advance and no outstanding credit issued.

The Company has no history and has not experienced any refund requests or committed to any adjustments for services provided. Insurance is carried for parking events for damages that may be incurred. The Company does not believe that there is any required liability to be recognized.

Advertising Costs

Advertising costs of $350, $0 and $566 were incurred for the year ended December 31, 2013, the three month period ended December 31, 2012 and for the year ended September 30, 2012, respectively.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended  December 31, 2012, the Year Ended
September 30 2012, and the Period  from Inception (June 15, 2011) Through December 31, 2013

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will be unable to realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2013 and 2012.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the year ended December 31, 2013, the three month period ended December 31, 2012 and the year ended September 30, 2012, there were no potentially dilutive debt or equity instruments outstanding.

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

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended  December 31, 2012, the Year Ended
September 30 2012, and the Period  from Inception (June 15, 2011) Through December 31, 2013

Recently Issued Standards

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (June 15, 2011) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. Although the Company has been able to raise capital (see Note 9), the ability of the Company to continue as a going concern is dependent on the sufficiency of such capital or obtaining additional capital to fund operating losses until its newly planned metals streaming business becomes profitable. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – INCOME TAXES

The Company has not made provision for income taxes for the year ended December 31, 2013, the three months ended December 31, 2012, the fiscal year ended September 30, 2012, and for the period from inception (June 15, 2011) through December 31, 2013, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2013 and 2012 (see Note 1). The Company has incurred net operating losses in the amount of $7,089,569, $9,546, $25,060 and $7,126,104 for the year ended December 31, 2013, the three months ended December 31, 2012, the fiscal year ended September 30, 2012, and from inception (June 15, 2011) through December 31, 2013, respectively. The net operating losses carryforwards will begin to expire in varying amounts from year 2031 subject to its eligibility as determined by respective tax regulating authorities.The ability to utilize these losses has been significant restricted following the change in control of the Company under Internal Revenue Code Section 382.

The Company is subject to taxation in the United States and certain state jurisdictions.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended  December 31, 2012, the Year Ended
September 30 2012, and the Period  from Inception (June 15, 2011) Through December 31, 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2013 and 2012, the Company owed $0 and $21,200, respectively, to stockholders, as evidenced by promissory notes due through November 2013 and bearing interest at the rate of 10% per annum. During the year ended December 31, 2013, the three months ended December 31, 2012, the fiscal year ended September 30, 2012, and for the period from inception (June 15, 2011) through December 31, 2013, interest charged on these notes amounted to $1,848, $401, $1,648, and $3,948, respectively.

On August 6, 2013, these notes, related accrued interest, and certain accounts payable for a total of $40,748 were paid in full by the former sole officer and majority stockholder, who forgave the Company for any repayment to him. The gain on the forgiveness of this amount has been recognized as a credit in additional paid in capital.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2013 and 2012.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company paid the current officer and director $20,000 in consulting fees. Subsequent to December 31, 2013, the Company paid this officer and director $20,000 in consulting fees.

During the year ended December 31, 2013, the Company paid a fee of $300,000 to a stockholder associated with the plan to change our business from valet parking to metals streaming.

NOTE 9 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share (“Preferred Stock”). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”). On October 7, 2013, the Company’s board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the “Stock Split”). The Stock Split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock. The Stock Split did not affect the par value of the Common Stock. No fractional shares were issued. The Stock Split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092. These notes and the accompanying consolidated financial statements give retroactive effect to the Stock Split. The Company had 15,502,081 and 16,187,500 shares of Common Stock issued and outstanding at December 31, 2013 and December 31, 2012, respectively.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended  December 31, 2012, the Year Ended
September 30 2012, and the Period  from Inception (June 15, 2011) Through December 31, 2013

On November 17, 2011, the Company issued 12,500,000 shares of Common Stock (500,000 pre-Stock Split shares) at $0.00004 per share to its founder for total proceeds of $500.

On December 1, 2011, the Company issued 1,250,000 shares of Common Stock (500,000 pre-Stock Split shares) to the unit-holders of Garden State Valet in the aggregate.

During the months of March, April and June 2012, the Company sold 2,437,500 shares of Common Stock through a Regulation D offering at $0.004 per share for total proceeds of $9,750.

On August 9, 2013, the Company sold 1,406,338 shares of Common Stock (the “Initial Shares”) at $4.266 per share to four accredited investors (the “Initial Investors”). The closing thereof occurred on August 9, 2013 with gross proceeds to the Company of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”). Preciosa issued the promissory notes to the Initial Investors, who, in turn, assigned them to the Company at the Closing pursuant to a Note Assignment Agreement entered into by and between Company and each Initial Investor on August 9, 2013. Preciosa repaid these notes in full to the Company on September 20, 2013. Preciosa also reimbursed to the Company $28,263 in legal fees incurred by the Company. The cash proceeds from issuance of the Initial Shares were placed into a trust account maintained by the Company’s counsel until such time that the Company could establish a bank account. There was no restriction as to the Company’s use of such proceeds. However, subsequent to December 31, 2013, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors.

On August 9, 2013, the Company caused 4,093,746 shares of Common Stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such stockholder on August 9, 2013. The Company recognized a loss of $164 on the cancellation of this stock.

On December 9, 2013, the Company sold 468,823 shares of Common Stock (with the Initial Shares, collectively the “Shares”) at $4.266 per share to two accredited investors (with the Initial Investors, collectively the “Investors”). The closing thereof occurred on December 9, 2013, with gross proceeds to the Company of $2 million. The cash proceeds from issuance of these shares were placed into a trust account maintained by the Company’s counsel until such time that the Company could establish a bank account. There was no restriction as to the Company’s use of such proceeds. However, subsequent to December 31, 2013, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors.

On December 9, 2013, the Company sold a further 1,533,166 shares of Common Stock, with an estimated fair value of $6,540,486, or $4.266 per share, to two consultants at $0.0001 per share for gross proceeds of $153.  As a result, the Company recognized a loss of $6,540,333 on the sale of these shares.

NOTE 10 – SUBSEQUENT EVENTS

On March 11, 2014, due to its determination that the metals streaming business was no longer desirable, the Company and the Investors rescinded their transactions pertaining to the Shares. In connection with such rescission: (a) each Investor agreed to return that portion of the Shares issued to such Investor, (b) the Company agreed to return the proceeds from the sale of the Shares to the Investors, net of all payments therefrom by the Company as of the date of the rescission, and (c) the Company and the Investors each agreed to release all claims that each of them may have against the other.

On March 11, 2014, $7,389,184 of the $8 million proceeds from the sale of 1,875,161 shares of Common Stock, less costs of $610,816, was returned to the Investors. In connection therewith, the certificates representing such shares have been surrendered to the Company for cancellation and as of August 11, 2014, there were 13,626,920 shares of common stock outstanding.

The Company has evaluated subsequent events through the date these financial statements were available to be issued as of July 23, 2014 and determined that there are no other reportable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2013, we dismissed Messineo & Co., CPAs LLC (“M&Co”) as our registered independent public accountant.

On November 1, 2013, we engaged Gumbiner Savett Inc. (“Gumbiner”), as our new registered independent public accountant.

 Effective June 6, 2014, we dismissed Gumbiner as our independent auditor.

On June 6, 2014, we engaged Cutler & Co., LLC (“Cutler & Co.”) as our independent registered accounting firm.

We had no disagreements with M&Co, Gumbiner or Cutler & Co. in respect of accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Such evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2013.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. Such evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our sole officer concluded our internal controls over financial reporting were not effective. We lack resources to support full compliance.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On August 9, 2013, Neil Scheckter resigned as our sole officer and director at that time. His resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Kyle Floyd	28	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	August 9, 2013

Biographical Information

Mr. Floyd was a Vice President of Investment Banking at ROTH Capital Partners, LLC, from October 2007 to June 2013, where he specialized in mining natural resource transactions and co-led the firm’s international OTCQX and cross border listing advisory group. The firm is not affiliated with or related to the registrant. Mr. Floyd is a 2008 graduate from the University of Washington, where he majored in finance.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

The Board of Directors and Committees

We do not have any independent directors on our board of directors. Our board of directors currently has one director, Kyle Floyd, who is also our sole officer and is therefore not independent. Our board of directors does not have any committees, as companies whose securities are quoted on the OTCBB are not required to have board committees. However, if, at such time in the future, we appoint independent directors to our board, we expect to form the appropriate board committees.

We currently do not have a standing audit, nominating or compensation committee. Our board of directors handles functions that would otherwise be handled by each such committee. We believe that there is not a need for a nominating committee at this time because our board of directors consists of solely one director who is not independent and who is the only decision maker. At such point when we have independent board of directors we will need to establish a nomination committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during our fiscal years ended December 31, 2013 and 2012 by our principal executive officer and each of our other two highest paid executives.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Kyle Floyd,	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
current sole officer	2013	-0-	-0-	-0-	-0-	-0-	-0-	20,000	20,000

Neil Scheckter,	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former sole officer (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
______________________
(1)	Consulting fees paid to Mr. Floyd.
(2)	Mr. Scheckter resigned on August 9, 2013.

Outstanding Equity Awards at December 31, 2013

None

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We currently have no employment agreement with our sole officer, nor any compensatory plans or arrangements resulting from his resignation, retirement or any other termination, from a change-in-control, or from a change in his responsibilities following a change-in-control.

Director Compensation

As Kyle Floyd is our sole officer and director, his compensation is reflected in the Summary Compensation Table above.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity, although we have entered into certain agreements with a director as described below. We intend to develop such a policy in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on August 11, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Kyle Floyd, sole officer and director	1,125,000	8.26%
All directors and executive officers as a group (1 person)	1,125,000	8.26%

5% Shareholders: (1)
MT Global Holdings LLC (4)	5,440,798	39.93%
________________
*      Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12303 Airport Way, Suite 200, Broomfield, Colorado 80021.
(2)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 13,626,920 shares outstanding as of August 11, 2014.
(4)	The address of this stockholder is Zimikerweg 14, Volketswil CH-8604, Switzerland. Daniel Lacher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below are our related party transactions since our inception:

Prior to his resignation as our sole officer and director, Neil Scheckter allowed us to use his office as our principal executive office without charge. He also provided advances to us for working capital from time to time, all of which was fully discharged when he resigned.

As of December 31, 2012, we owed $21,200 to a stockholder, as evidenced by promissory notes due through November 2013 and bearing interest at the rate of 10% per annum. On August 6, 2013, Mr. Scheckter fully repaid such notes and their accrued interest, along with certain accounts payable, on our behalf in the total amount of $40,748, and released us from our repayment obligations to him of such amount.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Cutler & Co., LLC (“Cutler”), whom we engaged on June 6, 2014. The following table shows the fees for audit and other services provided by Cutler in relation to our fiscal year ended December 31, 2013:

Year ended December 31, 2013
Audit Fees (1)	$4,000
Audit-related Fees (2)	0
Tax Fees (3)	0
All Other Fees (4)	0
Total	$4,000

Prior to our engagement of Cutler, we also paid $14,000 to Gumbiner Savett, Inc. for audit-related fees pertaining to our interim filings.

The following table shows the fees for audit and other services provided by our prior principal independent auditor, Peter Messineo, CPA, in relation to our prior fiscal year ended September 30, 2012:

Year ended September 30, 2012
Audit Fees (1)	$3,500
Audit-related Fees (2)	0
Tax Fees (3)	0
All Other Fees (4)	0
Total	$3,500
___________
(1)
Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by independent auditors in connection with statutory and regulatory filings or the engagement for fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)
Audit-Related Fees – This category consists of assurance and related services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC.

(3)
Tax Fees – This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

(4)	All Other Fees – This category consists of fees for other miscellaneous items.

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent auditors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Our audited consolidated financial statements for the years ended December 31, 2013 and 2012 are included in Part II, Item 8 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Securities Purchase Agreement dated as of August 9, 2013 (3)
10.2	Note Assignment Agreement dated as of August 9, 2013 (3)
10.3	Note Assignment Agreement dated as of August 9, 2013 (3)
10.4	Consulting Agreement dated as of August 9, 2013 (3)
10.5	Share Cancellation Agreement dated as of August 9, 2013 (3)
10.6	Rescission and Release Agreement dated as of March 11, 2014 (4)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer *
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer *
101.INST	XBRL Instance Document * †
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
*	Filed herewith
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on July 11, 2012
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 26, 2013
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on August 15, 2013
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 14, 2014

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

By:	/s/ Kyle Floyd
Kyle Floyd
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kyle Floyd	Chief Executive Officer, President, Chief Financial Officer,	August 20, 2014
Kyle Floyd	Secretary and Director