Form 10-K/A
period 2013-12-31
International Metals Streaming Corp.
filed 2015-01-20
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

As of January 15, 2015, the registrant had 13,626,920 shares of common stock outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) is being filed to amend the Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on August 20, 2014 (the “Original Report”).  Specifically: (i) the financial statements for the year ended December 31, 2013 are being restated to (A) correctly account for the issuance of 1,533,166 shares of common stock to two investors in December 2013 (the “December 2013 issuance”), and (B) properly characterize funds held in counsel’s trust account (the “trust account funds”); and (ii) disclosures under Items 1 and 7 in the Original Report pertaining to the December 2013 issuance and the trust account funds are being revised to be consistent with the restated financial statements.  We have also revised disclosures in the Original Report under Items 1, 10, 11 and 12 to reflect the change in our sole officer and director that occurred in September 2014, and disclosures under Items 9 and 14 to reflect the change in our auditor that occurred in October 2014.

Unless otherwise indicated, this Amendment continues to describe conditions as of the date of the Original Report, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the Original Report, or to modify or update those disclosures affected by subsequent events.   Accordingly, this Amendment should be read in conjunction with other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K/A
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

On December 9, 2013, we further sold 1,533,166 shares of our common stock at $0.0001 per share for gross proceeds of $153.

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

On March 10 , 2014, due to our determination that the metals streaming business was no longer desirable, we rescinded our transactions with the Investors whereby:

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

Going Concern

Based on our financial history since inception, our independent registered public accounting firm has issued a going concern opinion in its audit report included in the consolidated financial statements that are a part of this annual report on Form 10-K (this “Report”). We are a shell company that has generated minimal revenue and, following the termination of our metals streaming business plan and the refund of the remaining Proceeds to the Investors in March 2014, currently has nominal assets. As a shell company, our new business plan is to seek to acquire or merge with a business or company. Our business operations are subject to all the risks and the uncertainties arising from the absence of a significant operating history and limited capital resources. No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful. If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our company.

Through December 31, 2013, we have incurred $(585,771) in losses since our inception.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2014 and, probably, into subsequent fiscal periods

Shell Company Status

Following our decision to terminate the metals streaming business and to return the remaining Proceeds to the Investors in March 2014 , we currently have nominal operations and minimal assets.  As such, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Accordingly, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (the “Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

Employees

At present, Michael Hlavsa is our sole officer and director. Mr. Hlavsa works on a part-time basis and devotes approximately 5 % of his time to our operation. He does not have an employment agreement with us.

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

ITEM 2. PROPERTIES

We are using a space made available to us by our previous sole officer for our principal executive office.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended December 31, 2013, the three months ended December 31, 2012 or the twelve months ended September 30, 2012. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company .

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for year ended December 31, 2013, the three months ended December 31, 2012 and the fiscal year ended September 30, 2012 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of December 31, 2013 and as of the date of this report, however, we had not entered into any definitive agreement in connection with such business. In March 2014, we determined that the metals streaming business was no longer desirable, and have ceased pursuing such business.

Results of Operations

	For the year ended December 31, 2013	For the three months ended December 31, 2012	For the fiscal year ended September 30, 2012
Revenue	$-	$-	$-
General and administrative expenses	(530,364)	-	-
Loss from continuing operations	(530,364)	-	-

Other income (expense)
Loss on cancellation of common stock	(164)	-	-

Discontinued operations
Loss from discontinued operations	(18,708)	(9,546)	(25,060)

Net loss	$(549,236)	$(9,546)	$(25,060)

Revenue

For the year ended December 31, 2013, three months ended December 31, 2012 and  for the fiscal year ended September 30, 2012, we did not have any revenues from continuing operations.

General and Administrative Expenses

For the year ended December 31, 2013, our general and administrative expenses totaled $530,364 from continuing operations.  The expense is principally related to professional expenses and consulting fees, including $300,000 paid to a company associated with a former stockholder,  related with the plan to change our business from valet parking to metals streaming.

Loss on Discontinued Operations

For the year ended December 31, 2013, three months ended December 31, 2012 and for the fiscal year ended September 30, 2012, we recorded a loss from discontinued operations of $18,708, $9,546 and $25,060, respectively.  These losses were primarily attributable to the operating activities of GSV prior to that business being discontinued  in October 2013.

Loss on Cancellation of Common Stock

On August 9, 2013, we caused 4,093,746 shares of our common stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between us and such stockholder on August 9, 2013.We recognized a loss of $164 on the cancellation of such shares.

Net Loss

For the year ended December 31, 2013, our loss from continuing operations was $(530,364), loss from cancellation of stock was $(164) and loss from discontinued operations was $(18,708), for a total net loss of $(549,236), or $(0.03) per common share (basic and diluted), as compared to a net loss from discontinued operations of $(9,546), or $0.00 per common share (basic and diluted), for the three months ended December 31, 2012 and a net loss from discontinued operations of $(25,060) or $0.00 per common share (basic and diluted ) for the fiscal year ended September 30, 2012, an increase in total net loss of $ 539,690 and $ 524,176 , respectively. Such increase in losses was directly attributable to the increased professional expenses and consulting fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in $):

	For the Year	For the Three	For the Fiscal
	Ended	Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2013	2012	2012

Net cash used in continuing operations	$(492,650)	$-	$-
Net cash used in discontinued operations	(3,695)	(3,779)	(17,644)
Net cash provided by financing activities, continuing operations	8,000,153	-	-
Net cash provided by financing activities, discontinued operations	$-	$5,000	$22,250

Net cash used in operating activities for the year ended December 31, 2013 was a result of increased costs attributable to professional expenses and consulting fees.

Net cash provided by financing activities for the year ended December 31, 2013 was primarily the result of our sale of equity securities..

As of December 31, 2013, we had cash of $7,503,808 held in an attorney trust account, total current assets of $7,503,808 and current liabilities of $38,214.

On March 11, 2014, we returned $7,389,184 of the $8 million proceeds from the sale of 1,875,161 shares of our common stock in August and December 2013, less costs of $610,816, to the Investors.  In connection therewith, the certificates representing such shares have been surrendered to us for cancellation and as of August 11, 2014, there were 13,626,920 shares of common stock outstanding.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2013.

Contractual Obligations

We had no contractual obligations at December 31, 2013.

Critical Accounting Policies

We prepare our audited consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for year ended December 31, 2013, the three months ended December 31, 2012 and the fiscal year ended September 30, 2012, together with the report of the independent  registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
International Metals Streaming Corp.
(formerly GS Valet, Inc.)

We have audited the accompanying consolidated balance sheets of International Metals Streaming Corp. (formerly GS Valet, Inc.) and its subsidiary (collectively the Company) as of December 31, 2013 and December 31, 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013 and the three month period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Metals Streaming Corp. (formerly GS Valet, Inc.) and its subsidiary at December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013 and the three month period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has sustained net losses from operations and used cash, rather than provided cash, from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1A to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct the accounting for the sale and issuance of common stock to two investors in December 2013 and properly present funds held in counsel’s trust account.

/s/ RBSM LLP

January 16, 2015

New York, New York

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of GS Valet, Inc.:

I have audited the accompanying consolidated balance sheet of  International Metals Streaming Corp. (formerly GS Valet, Inc.), as of September 30, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Metals Streaming Corp. (formerly GS Valet, Inc.) as of September 30, 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Peter Messineo, CPA
Palm Harbor, Florida
December 14, 2012

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2013	December 31, 2012	September 30, 2012
	(Restated)

ASSETS

Cash held in trust	$7,503,808	$-	$-
Current assets of discontinued operations	-	15,297	8,370
Total Current Assets	7,503,808	15,297	8,370

TOTAL ASSETS	$7,503,808	$15,297	$8,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$38,214	$7,500	$6,000
Current liabilities of discontinued operations	-	34,032	19,059
Total current liabilities	38,214	41,532	25,059

TOTAL LIABILITIES	38,214	41,532	25,059

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.0001 par value, 50,000,000 shares authorized; 15,502,081 and 16,187,500 shares issued and outstanding at December 31, 2013 and December 31 and September 30, 2012, respectively	1,550	1,618	1,618
Additional paid-in-capital	8,049,815	8,682	8,682
Accumulated deficit	(585,771)	(36,535)	(26,989)
	7,465,594	(26,235)	(16,689)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,503,808	$15,297	$8,370

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013, THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012
AND THE YEAR ENDED SEPTEMBER 30 2012

	For the Year	For the Three Months	For the Fiscal Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	September 30, 2012
	(Restated)

Revenue	$-	$-	$-

General and administrative expenses	(530,364)	-	-

Loss from operations	(530,364)	-	-

Other income (expense)
Loss on cancellation of common stock	(164)	-	-

Loss from continuing operations before income taxes	(530,528)	-	-

Income tax expense (benefit)	-	-	-

Net loss from continuing operations	(530,528)	-	-

Net loss from discontinued operations	(18,708)	(9,546)	(25,060)

Net loss	$(549,236)	$(9,546)	$(25,060)

Weighted average loss per share - basic and dilutive
Continuing operations	$(0.03)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)
	$(0.03)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and dilutive	15,253,415	16,187,500	12,868,151

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	$0.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total
			(Restated)	(Restated)	(Restated)

Balance, September 30, 2011	-	-	-	(1,929)	(1,929)

Shares sold for cash:
Founder; November 17, 2011; $0.00004 per share	12,500,000	1,250	(750)		500
Subsidiary Purchase; December 1, 2011; $0.00004 per share	1,250,000	125	(75)		50
Reg D Private Placement; March 19, 2012; $0.004 per share	312,500	31	1,219		1,250
Reg D Private Placement; April 23, 2012; $0.004 per share	812,500	81	3,169		3,250
Reg D Private Placement; June 7, 2012; $0.004 per share	1,312,500	131	5,119		5,250

Net loss for the year ended September 30, 2012				(25,060)	(25,060)
Balance September 30, 2012	16,187,500	1,618	8,682	(26,989)	(16,689)

Net loss for the three months ended December 31, 2012				(9,546)	(9,546)
Balance, December 31, 2012	16,187,500	1,618	8,682	(36,535)	(26,235)

Shares sold for cash:
August 9, 2013; $4.266 per share	1,406,338	141	5,999,859	-	6,000,000

Founders Shares cancelled:
August 9, 2013, at purchase price of $0.00004	(4,093,746)	(409)	573		164

Payments made by prior sole officer and controlling shareholder
charged to additional paid in capital	-	-	40,748	-	40,748

Shares sold for cash:
December 9, 2013; $4.266 per share	468,823	47	1,999,953	-	2,000,000
December 9, 2013; $0.0001 per share	1,533,166	153			153

Net loss for the year ended December 31, 2013 (Restated)				(549,236)	(549,236)

Balance, December 31, 2013 (Restated)	15,502,081	$1,550	$8,049,815	$(585,771)	$7,465,594

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013, THE THREE MONTH PERIOD ENDED DECEMBER 31, 2012
AND THE YEAR ENDED SEPTEMBER 30 2012

	For the Year Ended	For the Three Months Ended	For the Fiscal Year Ended
	December 31, 2013	December 31, 2012	September 30, 2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(549,236)	$(9,546)	$(25,060)
Loss from discontinued operations	18,708	9,546	25,060
Loss from continuing operations	(530,528)	-	-
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Loss on cancellation of common stock	164	-	-
Changes in operating assets and liabilities:
Accrued expenses	37,714	-	-

Net cash used in operating activities of continuing operations	(492,650)	-	-

Net cash used in operating activities of discontinued operations	(3,695)	(5,000)	(22,250)
Net cash used in operating activities	(496,345)	(5,000)	(22,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash held in trust	(7,503,808)	-	-
Net cash used in investing activities	(7,503,808)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	8,000,153	-	-
Proceeds on notes receivable	5,000,000	-	-
Repayments of notes receivable	(5,000,000)	-	-
Net cash provided by continuing operations	8,000,153	-	-
Net cash provided by discontinued operations	-	5,000	22,250
Net cash provided by financing activities	8,000,153	5,000	22,250

INCREASE IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$-	$-

Noncash financing activities:
Settlement of notes payable and accrued expenses	$40,748	$-	$-

Supplemental Information:
Cash paid for interest - discontinued operations	$1,848	$401	$1,648
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended December 31, 2012,
and the Year Ended September 30, 2012

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

NOTE 1A – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing on August 20, 2014, of the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”), the Company reviewed its accounting methodology relating to its sale and issuance of 1,533,166 shares of common stock (the “Shares”) to two investors in December 2013.   The Company had, in the Annual Report, recorded a loss of approximately $6.5 million on the sale of the Shares based on a valuing event.  In addition, disclosures in the Annual Report characterize the two investors as consultants, although no consulting agreement was entered into between the Company and the investors, and neither of the investors was compelled to perform any services for the Company. In accordance with ASC 855, “Subsequent Event”, management reassessed and determined it was inappropriate to record a $6.5 million loss related to the sale of those common shares to the two investors.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended December 31, 2012,
and the Year Ended September 30, 2012

The effects of the adjustments on the Company’s previously issued financial statements for the year ended December 31, 2013, are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2013

	Previously Reported	Impact of Restatement	Restated

Additional paid-in-capital	$14,590,149	$(6,540,333)	$8,049,815)
Accumulated deficit	$(7,126,104)	$6,540,333	$(585,771)

Selected Consolidated Statement of Operations information for the year ended December 31, 2013

	Previously Reported	Impact of Restatement	Restated

Loss on sale and cancellation of common stock	$(6,540,497)	$6,540,333	$(164)
Net loss from continuing operations	$(7,070,861)	$6,540,333	$(530,528)
Net loss	$(7,089,569)	$6,540,333	$(549,236)
Basic and diluted loss per common share - Continuing operations	(0.56)	0.53	(0.03)

Selected Consolidation Statements of Cash Flows information for the year ended December 31, 2013

	Previously Reported	Impact of Restatement	Restated

Net loss	(7,089,569)	6,540,333	(549,236)
Adjustments to reconcile net loss to net cash Loss on sale and cancellation of common stock	6,540,497	(6,540,333)	164

In addition, the Company believes that the presentation of cash on the previously issued balance sheets did not fully disclose that the funds were in counsel's trust account.  The description has been revised on the face of the consolidated balance sheets to indicate that the funds were held in attorney trust account.

The foregoing restatement is being made in accordance with ASC 250, “Accounting Changes and Error Corrections.” The disclosure provision of ASC 250 requires a company that corrects an error to disclose that its previously issued financial statements have been restated, to provide a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on retained earnings in the statement of financial position as of the beginning of each period presented.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended December 31, 2012,
and the Year Ended September 30, 2012

NOTE 2 – DISCONTINUED OPERATIONS

As a result of Garden State Valet operations ceasing on October 1, 2013, the operations relating to that business are reported as discontinued operations in the accompanying consolidated financial statements. In accordance with the relevant accounting standard guidance, the presentation of Garden State Valet as a discontinued operations in the December 31, 2013 consolidated financial statements requires that presentation to be used in the financial statements for both the period from January 1, 2012 through September 30, 2012 and the period from October 1, 2012 through December 31, 2012. As a result, Garden State Valet is presented as discontinued operations in all of the consolidated financial statements presented in this report .

The primary components of the amounts reported as discontinued operations are as follows:

	For the Year Ended	For the Three Months Ended	For the Fiscal Year Ended
	December 31, 2013	December 31, 2012	September 30, 2012

Revenue	$34,659	$2,575	$7,545
Cost of revenue	(31,995)	-	-
Gross Profit	2,664	2,575	7,545

General and administrative expenses	(19,524)	(11,720)	(30,957)

Loss from operations	(16,860)	(9,145)	(23,412)

Other income (expense)
Interest expense	(1,848)	(401)	(1,648)

Net loss	$(18,708)	$(9,546)	$(25,060)

	As of
	December 31, 2013	December 31, 2012	September 30, 2012

Cash	$-	$7,649	$6,428
Prepaid insurance	-	15,297	1,942
Total current assets of discontinued operations	$-	$15,297	$8,370

Accounts payable	$-	$5,664	$1,500
Accrued interest	-	1,730	1,359
Loans payable - Insurance	-	5,438	-
Notes payable - Related party	-	21,200	16,200
Total current liabilities of discontinued operations	$-	$34,032	$19,059

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended December 31, 2012,
and the Year Ended September 30, 2012

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

Cash Held in Trust

The Company presently maintains the net proceeds from the sale of common stock in an attorney trust account.

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

Revenue Recognition

Revenue had been generated from providing the service of valet parking to corporate entities and individuals until the operations were discontinued on October 1, 2013. Revenue was recognized when all of the following criteria were met: persuasive evidence of an arrangement existed, services had been provided and all significant contractual obligations had been satisfied, price is fixed and determinable and collection was reasonably assured. No guarantees or warranties were provided for the valet services that the Company rendered. The Company did not offer a refund policy.

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
and the Year Ended September 30, 2012

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

Loss Per Share

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on consolidated net loss.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended December 31, 2012,
and the Year Ended September 30, 2012

Recently Issued Standards

In June 2014, the FASB issued ASU 2014-10, “Development   Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014 , and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2013.

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.  ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The additional disclosure requirement is effective after December 15, 2016 and will be evaluated as to impact and implemented accordingly.

The Company does not believe that other than disclosed above, recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. Although the Company has been able to raise capital (see Note 9), the ability of the Company to continue as a going concern is dependent on the sufficiency of such capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – INCOME TAXES

The Company has not made provision for income taxes for the year ended December 31, 2013, the three months ended December 31, 2012, and the fiscal year ended September 30, 2012, since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax asset as of December 31, 2013 and 2012 (see Note 1). The Company has incurred net losses in the amount of $549,236, $9,546 and $ 25,060 for the year ended December 31, 2013, the three months ended December 31, 2012 and the fiscal year ended September 30, 2012, respectively. The net losses carryforwards will begin to expire in varying amounts from year 2031 subject to its eligibility as determined by respective tax regulating authorities.   The ability to utilize these losses has been significant restricted following the change in control of the Company under Internal Revenue Code Section 382.

The Company is subject to taxation in the United States and certain state jurisdictions.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
Notes to the Consolidated Financial Statements
 For the Year Ended December 31, 2013, the Three Month Period Ended December 31, 2012,
and the Year Ended September 30, 2012

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

As of December 31, 2013 and 2012, the Company owed $0 and $21,200, respectively, to stockholders, as evidenced by promissory notes due through November 2013 and bearing interest at the rate of 10% per annum. During the year ended December 31, 2013, the three months ended December 31, 2012, and  the fiscal year ended September 30, 2012, interest charged on these notes amounted to $1,848, $401 and  $1,648, respectively.

On August 6, 2013, these notes, related accrued interest, and certain accrued expenses for a total of $40,748 were paid in full by the former sole officer and majority stockholder, who forgave the Company for any repayment to him. The gain on the forgiveness of this amount has been recognized as a credit in additional paid in capital.

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
and the Year Ended September 30, 2012

On November 17, 2011, the Company issued 12,500,000 shares of Common Stock (500,000 pre-Stock Split shares) at $0.00004 per share to its founder for total proceeds of $500.

On December 1, 2011, the Company issued 1,250,000 shares of Common Stock (500,000 pre-Stock Split shares) to the unit-holders of Garden State Valet at $0.00004 per share for total proceeds of $50 .

During the months of March, April and June 2012, the Company sold 2,437,500 shares of Common Stock through a Regulation D offering at $0.004 per share for total proceeds of $9,750.

On August 9, 2013, the Company sold 1,406,338 shares of Common Stock (the “Initial Shares”) at $4.266 per share to two accredited investors (the “Initial Investors”). The closing thereof occurred on August 9, 2013 with gross proceeds to the Company of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company (“Preciosa”). Preciosa issued the promissory notes to the Initial Investors, who, in turn, assigned them to the Company at the Closing pursuant to a Note Assignment Agreement entered into by and between Company and each Initial Investor on August 9, 2013. Preciosa repaid these notes in full to the Company on September 20, 2013. Preciosa also reimbursed to the Company $28,263 in legal fees incurred by the Company. The cash proceeds from issuance of the Initial Shares were placed into a trust account maintained by the Company’s counsel until such time that the Company could establish a bank account. However, subsequent to December 31, 2013, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors. See Note 10.

On August 9, 2013, the Company caused 4,093,746 shares of Common Stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such stockholder on August 9, 2013. The Company recognized a loss of $164 on the cancellation of this stock.

On December 9, 2013, the Company sold 468,823 shares of Common Stock (with the Initial Shares, collectively the “Shares”) at $4.266 per share to two accredited investors (with the Initial Investors, collectively the “Investors”). The closing thereof occurred on December 9, 2013, with gross proceeds to the Company of $2 million. The cash proceeds from issuance of these shares were placed into a trust account maintained by the Company’s counsel until such time that the Company could establish a bank account. There was no restriction as to the Company’s use of such proceeds. However, subsequent to December 31, 2013, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors. See Note 10.

On December 9, 2013, the Company sold 1,533,166 shares of Common Stock at $0.0001 per share for gross proceeds of $153.

NOTE 10 – SUBSEQUENT EVENTS

On March 10, 2014, due to its determination that the metals streaming business was no longer desirable, the Company and the Investors rescinded their transactions pertaining to the Shares. In connection with such rescission: (a) each Investor agreed to return that portion of the Shares issued to such Investor, (b) the Company agreed to return the proceeds from the sale of the Shares to the Investors, net of all payments therefrom by the Company as of the date of the rescission, and (c) the Company and the Investors each agreed to release all claims that each of them may have against the other.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2013, we dismissed Messineo & Co., CPAs LLC (“M&Co”) as our registered independent public accountant.

On November 1, 2013, we engaged Gumbiner Savett Inc. (“Gumbiner”), as our registered independent public accountant.

Effective June 6, 2014, we dismissed Gumbiner as our registered independent public accountant.

On June 6, 2014, we engaged Cutler & Co., LLC  (“Cutler”) as our independent registered public accountant.

Effective October 7, 2014, we dismissed Cutler as our registered independent public accountant.

On October 7, 2014, we engaged RBSM LLP as our independent registered public accountant.

We had no disagreements with M&Co or Gumbiner in respect of accounting and financial disclosure.

As disclosed in our Current Report on Form 8-K filed on October 14, 2014, subsequent to the audit of our consolidated financial statements for the year ended December 31, 2013, a disagreement arose between Cutler and us with respect to the accounting treatment of certain financing transactions.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On August 9, 2013, Neil Scheckter resigned as our sole officer and director at that time. His resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Mr. Scheckter was replaced by Kyle Floyd effective August 9, 2013.

On September 15, 2014, Mr. Floyd resigned as our sole officer and director at that time. His resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Michael Hlavsa	61	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	September 15, 2014

Biographical Information

Mr. Hlavsa has served as the Chief Financial Officer and Director for Cognitiv, Inc. (COGV:PINK) since September 2013. From March 2007 to April 2011, Mr. Hlavsa served as Chief Financial Officer and a director of Gerova Financial Group, Ltd. (GFC:NYSE). From November 2007 to December 2011, he served as the Chief Financial Officer and Director for Fund.com Inc. (FNDM:PINK). Mr. Hlavsa received a Bachelor of Science degree from Canisius College in Buffalo, New York. He has received the designations of a Certified Public Accountant and a Certified Internal Auditor, and is currently a Chartered Global Management Accountant.

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

The Board of Directors and Committees

We do not have any independent directors on our board of directors. Our board of directors currently has one director, Michael Hlavsa , who is also our sole officer and is therefore not independent. Our board of directors does not have any committees, as companies whose securities are quoted on the OTCBB are not required to have board committees. However, if, at such time in the future, we appoint independent directors to our board, we expect to form the appropriate board committees.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Kyle Floyd,	2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
former sole officer (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	20,000	20,000

Neil Scheckter,	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former sole officer (3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
______________
(1)	Consulting fees paid to Mr. Floyd.
(2)	Mr. Floyd resigned on September 15, 2014.
(3)	Mr. Scheckter resigned on August 9, 2013.

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

Director Compensation

As Kyle Floyd was our sole officer and director during the year ended December 31, 2013, his compensation during such period is reflected in the Summary Compensation Table above.

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

Common Stock Beneficially Owned
Executive officers and directors: (1)	Number of Shares beneficially owned (2)	Percentage of class beneficially owned (3)
Michael Hlavsa , sole officer and director	0	0.00%
All directors and executive officers as a group (1 person)	0	0.00%

5% Shareholders: (1)
MT Global Holdings LLC (4)	5,440,798	39.93%
________________
*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12303 Airport Way, Suite 200, Broomfield, Colorado 80021.
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

As of December 31, 2012, we owed $21,200 to a stockholder, as evidenced by promissory notes due through November 2013 and bearing interest at the rate of 10% per annum. On August 6, 2013, Mr. Scheckter fully repaid such notes and their accrued interest, along with certain accrued expenses , on our behalf in the total amount of $40,748, and released us from our repayment obligations to him of such amount.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is RBSM LLP (“RBSM ”), whom we engaged on October 7 , 2014. The following table shows the fees for audit and other services provided by RBSM in relation to our fiscal year ended December 31, 2013:

Year ended December 31, 2013
Audit Fees (1)	$12,000
Audit-related Fees (2)	0
Tax Fees (3)	0
All Other Fees (4)	0
Total	$12,000

The following table shows the fees for audit and other services provided by our prior principal independent auditor, Cutler & Co., LLC, in relation to our fiscal year ended December 31, 2013:

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

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Hlavsa	Chief Executive Officer, President, Chief Financial Officer,	January 16, 2015
Michael Hlavsa	Secretary and Director