Form 10-Q
period 2014-06-30
International Metals Streaming Corp.
filed 2015-03-20
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of March 19, 2015, the registrant had 13,626,920 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)	(Restated)

ASSETS

Cash held in trust	$24,153	$7,503,808
Total Current Assets	24,153	7,503,808

TOTAL ASSETS	$24,153	$7,503,808

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accrued expenses	$44,348	$38,214
Notes payable	57,039	-
Total Current Liabilities	101,387	38,214

TOTAL LIABILITIES	101,387	38,214

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 13,626,920 and 15,502,081 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	1,362	1,550
Additional paid-in-capital	660,819	8,049,815
Accumulated deficit	(739,415)	(585,771)
Total stockholders' (deficit) equity	(77,234)	7,465,594

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$24,153	$7,503,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenue	$-	$-	$-	$-

General and administrative expenses	25,463	-	152,556	-

Loss from operations	(25,463)	-	(152,556)	-

Other income (expense) - interest	(1,088)		(1,088)

Loss from continuing operations before income taxes	(26,550)	-	(153,644)	-

Income tax expense (benefit)	-	-	-	-

Net loss from continuing operations	(26,550)	-	(153,644)	-

Net loss from discontinued operations	-	(6,838)	-	(12,065)

Net loss	$(26,550)	$(6,838)	$(153,644)	$(12,065)

Weighted average loss per share - basic and dilutive
Continuing operations	$-	$-	$(0.01)	$-
Discontinued operations	$-	$-	$-	$-
	$-	$-	$(0.01)	$-

Weighted average shares outstanding - basic and dilutive	13,626,920	16,187,500	14,352,120	16,187,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

	Common Stock		Additional
	$0.0001 par value		Paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2013 (Restated)	15,502,081	$1,550	$8,049,815	$(585,771)	$7,465,594

March 11, 2014 - Return of net proceeds from the sale of common stock	(1,875,161)	(188)	(7,388,997)	-	(7,389,184)

Net loss for the six months ended June 30, 2014	-	-	-	(153,644)	(153,644)

Balance at June 30, 2014 (Unaudited)	13,626,920	$1,362	$660,819	$(739,415)	$(77,234)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(153,644)	$(12,065)
Loss from discontinued operations	-	12,065
Loss from continuing operations	(153,644)	-
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	6,134	(500)

Net cash used in operating activities of continuing operations	(147,510)	(500)

Net cash used in operating activities of discontinued operations	-	(12,000)
Net cash used in operating activities	(147,510)	(12,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in cash held in trust	7,479,655	-
Net cash provided by investing activities	7,479,655	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of net proceeds from the sale of common stock	(7,389,184)	-
Proceeds from notes payable	57,039	-
Net cash used in continuing operations	(7,332,145)	-
Net cash provided by discontinued operations	-	12,500
Net cash (used in) provided by financing activities	(7,332,145)	12,500

INCREASE IN CASH HELD IN TRUST	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

Supplemental Information:
Cash paid for interest - discontinued operations	$-	$1,413
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the six months ended June 30, 2014 and 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended December 31, 2013 as disclosed in the Company’s Form 10-K/A for that year as filed with the Securities and Exchange Commission on January 20, 2015.

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

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2013, however, the Company had not entered into any definitive agreement in connection with such business. In March 2014, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of June 30, 2014, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended.

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

June 30, 2014

The effects of the adjustments on the Company’s previously issued financial statements for the year ended December 31, 2013, are summarized as follows:

Selected Consolidated Balance Sheet information as of December 31, 2013

	Previously Reported	Impact of Restatement	Restated

Additional paid-in-capital	$14,590,149	$(6,540,333)	$8,049,815
Accumulated deficit	$(7,126,104)	$6,540,333	$(585,771)

Selected Consolidated Statements of Operations information for the year ended December 31, 2013

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

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

The primary components of the amounts reported as discontinued operations are as follows:

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$21,523
Cost of revenue	-	(18,232)
Gross profit	-	3,291

General and administrative expenses	-	(13,942)

Loss from operations	-	(10,652)

Other income (expense)
Interest expense	-	(1,413)

Net loss	$-	$(12,065)

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

Cash Held in Trust

The Company presently maintains the remaining net proceeds from the sale of common stock and proceeds from Notes Payable in an attorney trust account.

Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the six months ended June 30, 2014 and 2013, there were no potentially dilutive debt or equity instruments outstanding.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

Recently Issued Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2013 and for the six months ended June 30, 2014.

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

NOTE 5 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $153,644 and $12,065 for the six months ended June 30, 2014 and 2013, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 6 – NOTES PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note is due and payable on April 4, 2015 and carries an interest rate of 8% per annum. For the three and six months ended June 30, 2014, there is $1,088 in accrued interest related to the note payable included in accrued expenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of June 30, 2014 and December 31, 2013.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2014, the Company incurred consulting fees of $4,000 and $24,000, respectively, provided by the former and current officer and director of the Company.

NOTE 9 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share (“Preferred Stock”). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”). On October 7, 2013, the Company’s board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the “Stock Split”). The Stock Split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock. The Stock Split did not affect the par value of the Common Stock. No fractional shares were issued. The Stock Split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092. These notes and the accompanying unaudited condensed consolidated financial statements give retroactive effect to the Stock Split. The Company had 13,626,920 and 15,502,081 shares of Common Stock issued and outstanding at June 30, 2014 and December 31, 2013, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2014. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission (“SEC”) on January 20, 2015. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We were incorporated in the state of Nevada on November 17, 2011, under the name “GS Valet, Inc.” In December 2011, we acquired Garden State Valet, LLC, a New Jersey limited liability company (“Garden State Valet”) with the intent of going into the valet parking business. During the year ended December 31, 2013, we raised $8 million in gross proceeds from sales of our common stock to four accredited investors, and intended to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. In connection with such business, we changed our name and our fiscal year end, and the operations of Garden State Valet ceased in October 2013.

As of December 31, 2013, however, the Company had not entered into any definitive agreement in connection with such business. In March 2014, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of June 30, 2014, the Company currently has nominal operations and minimal assets.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company.

Results of Operations

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Revenue	$-	$21,523
Cost of revenue	-	(18,232)
Gross profit	-	3,291

General and administrative expenses	(152,556)	(13,942)

Loss from operations	(152,556)	(10,652)

Other income (expense)
Interest expense	(1,088)	(1,413)

Net loss	$(153,644)	$(12,065)

Revenue

For the three and six months ended June 30, 2014 and 2013, we did not have any revenue from continuing operations.

General and Administrative Expenses

For the three months ended June 30, 2014 and 2013, our general and administrative expenses totaled $25,463 and $0, respectively, from continuing operations. This expense is primarily related to professional fees and consulting expenses incurred during the three months ended June 30, 2014.

For the six months ended June 30, 2014 and 2013, our general and administrative expenses totaled $152,556 and $0, respectively, from continuing operations. This expense is primarily related to professional fees and consulting expenses incurred during the six months ended June 30, 2014.

Net Loss from Discontinued Operations

For the three and six months ended June 30, 2013, we recorded a net loss from discontinued operations of $6,838 and $12,065. This loss is primarily related to the operations of Garden State Valet prior to that business being discontinued in October 2013.

Net Loss

For the three months ended June 30, 2014, our net loss from continuing operations was $(26,550), or $(0.00) per common share (basic and diluted), as compared to a net loss from discontinued operations of $(6,838), or $(0.00) per common share (basic and diluted), for the same period in 2013, an increase in total net loss of $19,712.  Such increase in net losses was directly attributable to increased professional fees and consulting expenses.

For the six months ended June 30, 2014, our net loss from continuing operations was $(153,644), or $(0.01) per common share (basic and diluted), as compared to a net loss from discontinued operations of $(12,065), or $(0.00) per common share (basic and diluted), for the same period in 2013, an increase in total net loss of $141,579.  Such increase in net losses was directly attributable to increased professional fees and consulting expenses.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	For the six months ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net cash used in operating activities, continuing operations	$(147,510)	$(500)
Net cash used in operating activities, discontinued operations	$-	$(12,000)
Net cash provided by investing activities, continuing operations	$7,479,655	-
Net cash used in financing activities, continuing operations	$(7,332,145)	$-
Net cash provided by financing activities, discontinued operations	$0.00	$12,500

As of June 30, 2014, the Company had a stockholders’ deficit of $77,234. For the six months ended June 30, 2014 and 2013, the Company had a net loss of $153,644 and $12,065, respectively.

Net cash used in operating activities for the six months ended June 30, 2014 was $147,510 as a result of increased costs attributable to professional fees and consulting expenses. Net cash used in operating activities for the same period of 2013 was $12,500 and was mainly attributable to operating expenses relating to Garden State Valet prior to that business being discontinued in October 2013.

Net cash provided by investing activities for the six months ended June 30, 2014 was $7,479,655 consisted primarily of funds disbursed from the trust account maintained by the Company’s counsel (the “Trust”) related to operating expenses including funds being returned to investors from the previous sale of common stock.

Net cash used in financing activities for the six months ended June 30, 2014 was $7,332,145, related to funds being returned to investors from the Trust offset by $57,039 proceeds from notes payable. Net cash provided by financing activities for the same period of 2013 was $12,500 consisted primarily of proceeds from notes payable relating to Garden State Valet prior to that business being discontinued in October 2013.

As of June 30, 2014, we had $24,153 in funds held in the Trust, total current assets of $24,153 and total current liabilities of $101,387.

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $153,644 and $12,065 for the six months ended June 30, 2014 and 2013, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as at June 30, 2014.

Contractual Obligations

We had no contractual obligations as at June 30, 2014.

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

We believe that given the current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed results of operations, financial position or liquidity for the periods presented in this report. Please refer to Note 4 – Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements.

Recently Issued Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2013 and for the six months ended June 30, 2014.

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

Based on the evaluation as of June 30, 2014, for the reasons set forth below, our sole officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, our sole officer concluded our internal controls over financial reporting were not effective as we lack resources to support full compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the six months ended June 30, 2014 that was not previously reported in a current report on Form 8-K.

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

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

Date: March 19, 2015	By:	/s/ Michael Hlavsa
Michael Hlavsa Chief Executive Officer, Chief Financial Officer and Director

