Form 10-Q/A
period 2014-03-31
International Metals Streaming Corp.
filed 2015-03-23
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 20, 2015, the registrant had  13,626,920 shares of common stock, par value $0.0001 per share, outstanding.

Explanatory Note

The registrant is filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to its quarterly report on Form 10-Q for the period ended March 31, 2014 (the "Form 10-Q"), filed with the Securities and Exchange Commission on February 20, 2015 (the "Original Filing Date"), to (1) correct the disclosures on the cover page of the Form 10-Q with respect to whether or not the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days, (b) has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-7 during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), and (c) the current amount of outstanding shares of the registrant’s common stock; (2) include Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T; and (3) make minor grammatical corrections.

This Amendment restates in its entirety the Company’s Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and except as described above, does not modify or update in any way disclosures made in the Form 10-Q.

2

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q/A

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

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q/A including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the SEC.

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

Results of Operations

	For the three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue	$-	$-
General and administrative expenses	127,094	0
Net loss from continuing operations	(127,094)	(5,227)
Net loss from discontinued operations	-	-
Net loss	$(127,094)	$(5,227)

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

Net cash provided by investing activities for the three months ended March 31, 2014 was $7,503,655 consisted primarily of funds disbursed from the attorney trust account relating to operating expenses, including funds being returned to investors from previous sale of common stock.

Net cash used in financing activities for the three months ended March 31, 2014 was $7,389,184, as a result of funds being returned to investors from the attorney trust account. Net cash provided by financing activities for the same period of 2013 was $2,500 consisted primarily of proceeds from notes payable relating to Garden State Valet prior to that business being discontinued in October 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer*
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document* **
101.SCH	XBRL Taxonomy Extension Schema Document* **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document* **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document* **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document* **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document* **

____________

*	Filed herewith.
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

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

Date: March 20, 2015	By:	/s/ Michael Hlavsa
Michael Hlavsa Chief Executive Officer, Chief Financial Officer and Director

