Form 10-K
period 2014-12-31
International Metals Streaming Corp.
filed 2015-04-30
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of April 27, 2015, the registrant had 13,626,920 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2014

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

On August 9, 2013, six investors acquired 12,500,000 shares of our common stock then held by Neil Scheckter, who was our sole officer and director at the time. As a result, there was a change of control, as Mr. Scheckter relinquished his control of the Company and resigned from his positions. Immediately following their acquisition of the shares, one of the investors caused 4,093,746 shares that he acquired from Mr. Scheckter to be cancelled.

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

In connection to our metals streaming plans:

•	we changed our name from “GS Valet, Inc.” to “International Metals Streaming Corp.” on September 26, 2013;
•	we changed our fiscal year end from September 30 to December 31, effective on September 26, 2013; and
•	the operations of Garden State Valet ceased on October 1, 2013.

On October 7, 2013, we effectuated a 2.5-for-1 forward stock split of our issued and outstanding common stock. All share number and share price information in this report takes into account such stock split.

On March 10, 2014, due to our determination that the metals streaming business was no longer desirable, we rescinded our transactions with the Investors whereby:

•	each Investor agreed to return the shares of our common stock issued to such Investor;
•	we remitted to each Investor a portion of the then remaining Proceeds pro rata to the shares of our common stock issued to such Investor; and
•	we and the Investors agreed to release all claims we may have against one another.

Accordingly, 1,875,161 shares in the aggregate were surrendered to us for cancellation and as of December 31, 2014, there were 13,626,920 shares of our common stock outstanding.

Going Concern

Based on our financial history since inception, our independent registered public accounting firm has issued a going concern opinion in its audit report included in the consolidated financial statements that are a part of this annual report on Form 10-K (this “Report”). We are a shell company that has generated minimal revenues and, following the termination of our metals streaming business plan and the refund of the remaining Proceeds to the Investors in March 2014, currently has nominal assets. As a shell company, our new business plan is to seek, acquire or merge with a business or company. Our business operations are subject to all the risks and the uncertainties arising from the absence of a significant operating history and limited capital resources. No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful. If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our Company.

Through December 31, 2014, we have incurred $(793,206) in losses since our inception. We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2015 and, probably, into subsequent fiscal periods.

Shell Company Status

Following our decision to terminate the metals streaming business and to return the remaining Proceeds to the Investors in March 2014, we currently have nominal operations and minimal assets. As such, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (the “Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

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

Government Regulations

Smaller Reporting Company

We are a “smaller reporting company,” which designation relieves us of some of the informational requirements of Regulation S-K promulgated by the Securities Exchange Commission ("SEC").

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.” As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for the SOX Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

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

Employees

At present, Michael Hlavsa is our sole officer and director. Mr. Hlavsa works on a part-time basis and devotes approximately 5% of his time to our operation. He does not have an employment agreement with us.

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

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended December 31, 2014 or 2013. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

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

As of April 27, 2015, no shares of our common stock have traded, and we cannot assure you that a market for our common stock will develop, if at all.

Holders

There were 45 holders of record of our common stock as of April 27, 2015.

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

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for year ended December 31, 2014 and 2013 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Overview

In 2011, we acquired Garden State Valet with the intent of going into the valet parking business. In August and December 2013, we raised $8 million in gross proceeds from sales of our common stock to four accredited investors, and intended to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. In connection with such business, we changed our name and our fiscal year end, and the operations of Garden State Valet ceased in October 2013.

As of December 31, 2013, however, we had not entered into any definitive agreement in connection with such business. In March 2014, we determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of December 31, 2014, the Company currently has nominal operations and minimal assets.

Results of Operations

	For the year ended December 31, 2014	For the year ended December 31, 2013 (Restated)
Revenue	$-	$-
General and administrative expenses	(204,047)	(530,364)
Loss from continuing operations	(204,047)	(530,364)

Other income (expense)
Interest	(3,388)
Loss on cancellation of common stock	-	(164)

Net loss from continuing operations	(207,435)	(530,528)
Discontinued operations
Net loss from discontinued operations	-	(18,708)

Net loss	$(207,435)	$(549,236)

Revenue

For the years ended December 31, 2014 and 2013, we did not have any revenues from continuing operations.

General and Administrative Expenses

For the years ended December 31, 2014 and 2013, our general and administrative expenses totaled $204,047 and $530,364, respectively, from continuing operations. For the year ended December 31, 2014, the general and administrative expenses were primarily comprised of $140,819 in professional fees and $52,000 in consulting fees. For the year ended December 31, 2013, the general and administrative expenses were primarily comprised of $178,305 in professional fees and $330,000 in consulting fees, of which $300,000 was paid to a company associated with a former stockholder and was related with the plan to change our business from valet parking to metals streaming.

Loss on Discontinued Operations

There were no losses from discontinued operations for the year ended December 31, 2014. For the year ended December 31, 2013, we recorded a loss from discontinued operations of $18,708. These losses were primarily attributable to the operating activities of Garden State Valet prior to that business being discontinued in October 2013.

Loss on Cancellation of Common Stock

On August 9, 2013, we caused 4,093,746 shares of our common stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between us and such stockholder on August 9, 2013.We recognized a loss of $164 on the cancellation of such shares.

Net Loss

For the year ended December 31, 2014, our loss from continuing operations was $(204,047), interest expense of $(3,388) for a total net loss of $(207,435) or $(0.01) per common share (basic and diluted) as compared to the year ended December 31, 2013, where our loss from continuing operations was $(530,364), loss from cancellation of stock was $(164) and net loss from discontinued operations was $(18,708), for a total net loss of $(549,236), or $(0.03) per common share (basic and diluted). Such decrease in losses was directly attributable to the decrease in professional expenses and consulting fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in $):

	For the Year	For the
	Ended	Year Ended
	December 31,	December 31,
	2014	2013
		(Restated)
Net cash used in operating activities, continuing operations	$(169,736)	$(492,650)
Net cash used in operating activities, discontinued operations	$-	$(3,695)
Net cash provided by (used in) investing activities	$7,503,808	$(7,503,808)
Net cash (used in) provided by financing activities, continuing operations	$(7,332,145)	$8,000,153

Net cash used in operating activities from continuing operations for the year ended December 31, 2014 was a result of costs attributable to professional expenses and consulting fees. Net cash used in operating activities for the year ended December 31, 2013 was attributable to increased costs for professional and consulting fees.

Net cash provided by investing activities for year ended December 31, 2014 was $7,503,808 consisting primarily of funds disbursed from the trust account maintained by the Company’s counsel (the “Trust”) related to operating expenses including funds being returned to investors from the previous sale of common stock. Net cash used in investing activities for the year ended December 31, 2013 was $7,503,808 and consisted of proceeds from the sale of common stock being placed into a Trust account maintained by the Company counsel.

Net cash used in financing activities from continuing operations for the year ended December 31, 2014 was $7,332,145, related to funds being returned to investors from the Trust offset by $57,039 proceeds from notes payable. Net cash provided by financing activities from continuing operations for the year ended December 31, 2013 was the proceeds from the sale of common stock.

As of December 31, 2014, we had cash of $1,927, total current assets of $1,927 and current liabilities of $132,952.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2014.

Contractual Obligations

We had no contractual obligations at December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for years ended December 31, 2014 and 2013, together with the report of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Such evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2014.

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

Our sole officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. Such evaluation was performed based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our sole officer concluded our internal controls over financial reporting were not effective. We lack resources to support full compliance.

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

The Board of Directors and Committees

We do not have any independent directors on our board of directors. Our board of directors currently has one director, Michael Hlavsa, who is also our sole officer and is therefore not independent. Our board of directors does not have any committees, as companies whose securities are quoted on the OTC Pink are not required to have board committees. However, if, at such time in the future, we appoint independent directors to our board, we expect to form the appropriate board committees.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during our fiscal years ended December 31, 2014 and 2013 by our principal executive officer and each of our other two highest paid executives.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Michael Hlavsa	2014	-0-	-0-	-0-	-0-	-0-	-0-	13,000	13,000

Kyle Floyd,	2013	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
former sole officer (2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	20,000	20,000

Neil Scheckter,	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
former sole officer (3)

______________

(1)	Consulting fees paid to Mr. Floyd and Mr. Hlavsa
(2)	Mr. Floyd resigned on September 15, 2014.
(3)	Mr. Scheckter resigned on August 9, 2013.

Outstanding Equity Awards at December 31, 2014 and 2013

None.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We currently have no employment agreement with our sole officer, nor any compensatory plans or arrangements resulting from his resignation, retirement or any other termination, from a change-in-control, or from a change in his responsibilities following a change-in-control.

Director Compensation

Kyle Floyd was our sole officer and director until his resignation on September 15, 2014. His compensation during such period is reflected in the Summary Compensation Table above. Michael Hlavsa was appointed as Director on September 15, 2014, his compensation during the fiscal 2014 year is also reflected in the Summary Compensation Table above.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity. We intend to develop such a policy in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on December 31, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of
	Shares	Percentage of
	beneficially	class beneficially
Executive officers and directors: (1)	owned (2)	owned (3)
Michael Hlavsa , sole officer and director	0	0.00%
All directors and executive officers as a group (1 person)	0	0.00%

5% Shareholders: (1)
MT Global Holdings LLC (4)	5,440,798	39.93%
Kyle Floyd	1,125,000	8.26%
David Frey	766,583	5.63%
Peter Geddes	766,583	5.63%
Jesse Grossman	766,583	5.63%
Gary May	766,583	5.63%
Geoffrey Mullen	766,583	5.63%
Jonathan Spanier	766,583	5.63%
Mark Suponitsky	766,583	5.63%
Peter Turk	766,583	5.63%
Richard Weisberg	766,583	5.63%

_______________

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12303 Airport Way, Suite 200, Broomfield, Colorado 80021.
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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 13,626,920 shares outstanding as of December 31, 2014.
(4)	The address of this stockholder is Zimikerweg 14, Volketswil CH-8604, Switzerland. Daniel Lacher.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms that would have been obtained from unaffiliated third parties. See Note 7, “Related Party Transactions” to the consolidated financial statements for a discussion of related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent accountants are RBSM LLP (“RBSM ”), whom we engaged on October 7, 2014. The following table shows the fees for audit and other services provided by RBSM in relation to our fiscal year ended December 31, 2014 and 2013:

	Year ended December 31, 2014	Year ended December 31, 2013
Audit Fees (1)	$12,000	$12,000
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$12,000	$12,000

The following table shows the fees for audit and other services provided by our prior principal independent accountants, Cutler & Co., LLC, in relation to our fiscal year ended December 31, 2013:

Year ended December 31, 2013
Audit Fees (1)	$4,000
Audit-related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total	$4,000

Prior to our engagement of Cutler, we also paid $14,000 to Gumbiner Savett, Inc. for audit-related fees pertaining to our interim filings.

_______________

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

Pre-Approval Policies and Procedures of the Board of Directors

Our board of directors approved the engagement of our independent registered public accounting firms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Our audited consolidated financial statements for the years ended December 31, 2014 and 2013 are included in Part II, Item 8 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Rescission and Release Agreement dated as of March 11, 2014 (3)
16.1	Letter from Gumbiner Savett Inc. dated June 13, 2014 (4)
16.2	Letter from Cutler & Co., LLC dated December 3, 2014 (5)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer*
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer *
101.INST	XBRL Instance Document * †
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith
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

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on July 11, 2012
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 26, 2013
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 14, 2014
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on June 06, 2014
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on December 8, 2014

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

Date: April 29, 2015	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

International Metals Streaming Corp.

(formerly GS Valet, Inc.)

We have audited the accompanying consolidated balance sheets of International Metals Streaming Corp. (formerly GS Valet, Inc.) and its subsidiary (collectively the Company) as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Metals Streaming Corp. (formerly GS Valet, Inc.) and its subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

April 28, 2015

New York, New York

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
		(Restated)

ASSETS

Cash	$1,927	$-
Cash held in trust	-	7,503,808
Total Current Assets	1,927	7,503,808

TOTAL ASSETS	$1,927	$7,503,808

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accrued expenses	$75,913	$38,214
Notes payable	57,039	-
Total current liabilities	132,952	38,214

TOTAL LIABILITIES	132,952	38,214

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 13,626,920 and 15,502,081 shares issued and outstanding
at December 31, 2014 and December 31, 2013, respectively	1,362	1,550
Additional paid-in-capital	660,819	8,049,815
Accumulated deficit	(793,206)	(585,771)
Total stockholders' (deficit) equity	(131,025)	7,465,594

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,927	$7,503,808

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013
		(Restated)

Revenue	$-	$-

General and administrative expenses	(204,047)	(530,364)

Loss from operations	(204,047)	(530,364)

Other income (expense)
Interest	(3,388)	-
Loss on cancellation of common stock	-	(164)

Loss from continuing operations before income taxes	(207,435)	(530,528)

Income tax expense (benefit)	-	-

Net loss from continuing operations	(207,435)	(530,528)

Net loss from discontinued operations	-	(18,708)

Net loss	$(207,435)	$(549,236)

Weighted average loss per share - basic and dilutive
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	$-	$-
	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and dilutive	13,986,540	15,253,415

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2014

	Common Stock
	$0.0001 par value		Additional	Accumulated (Deficit)
	Shares	Amount	Paid in Capital		Total

Balance at December 31, 2012	16,187,500	$1,618	$8,682	$(36,535)	$(26,235)

Shares sold for cash:
August 9, 2013; $4.266 per share	1,406,338	141	5,999,859	-	6,000,000

Founders Shares cancelled:
August 9, 2013, at purchase price of $0.00004	(4,093,746)	(409)	573		164

Payments made by prior sole officer and controlling shareholder
charged to additional paid in capital	-	-	40,748	-	40,748

Shares sold for cash:
December 9, 2013; $4.266 per share	468,823	47	1,999,953	-	2,000,000
December 9, 2013; $0.0001 per share	1,533,166	153			153

Net loss for the year ended December 31, 2013 (Restated)				(549,236)	(549,236)

Balance at December 31, 2013 (Restated)	15,502,081	$1,550	$8,049,815	$(585,771)	$7,465,594

March 11, 2014 - Return of net proceeds from the sale of common stock	(1,875,161)	(188)	(7,388,996)	-	(7,389,184)

Net loss for the year ended December 31, 2014	-	-	-	(207,435)	(207,435)

Balance at December 31, 2014	13,626,920	$1,362	$660,819	$(793,206)	$(131,025)

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(207,435)	$(549,236)
Loss from discontinued operations	-	18,708
Loss from continuing operations	(207,435)	(530,528)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Loss on cancellation of common stock		164
Changes in operating assets and liabilities:
Accrued expenses	37,699	37,714

Net cash used in operating activities of continuing operations	(169,736)	(492,650)

Net cash used in operating activities of discontinued operations	-	(3,695)
Net cash used in operating activities	(169,736)	(496,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in cash held in trust	7,503,808	(7,503,808)
Net cash provided by (used in) investing activities	7,503,808	(7,503,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of net proceeds from the sale of common stock	(7,389,184)	-
Proceeds from notes payable	57,039	-
Proceeds from the sale of common stock	-	8,000,153
Proceeds on notes receivable	-	5,000,000
Repayments of notes receivable	-	(5,000,000)
Net cash (used in) provided by financing activities of continuing operations	(7,332,145)	8,000,153
Net cash provided by financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	(7,332,145)	8,000,153

INCREASE IN CASH	1,927	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$1,927	$-

Noncash financing activities:
Settlement of notes payable and accrued expenses	$-	$40,748

Supplemental Information:
Cash paid for interest - discontinued operations	$-	$1,848
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Consolidated Financial Statements

December 31, 2014

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

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2013, however, the Company had not entered into any definitive agreement in connection with such business. In March 2014, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of December 31, 2014, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended.

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

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Consolidated Financial Statements

December 31, 2014

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

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 2 – DISCONTINUED OPERATIONS

As a result of Garden State Valet operations ceasing on October 1, 2013, the operations relating to that business are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented in this report.

The primary components of the amounts reported as discontinued operations are as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenue	$-	$34,659
Cost of revenue	-	(31,995)
Gross profit	-	2,664

General and administrative expenses	-	(19,524)

Loss from operations	-	(16,860)

Other income (expense)
Interest expense	-	(1,848)

Net loss	$-	$(18,708)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Garden State Valet prior to that business being discontinued on October 1, 2013.

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

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Consolidated Financial Statements

December 31, 2014

Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the years ended December 31, 2014 and 2013, there were no potentially dilutive debt or equity instruments outstanding.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of December 31, 2014 and 2013.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ended December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $207,435 and $549,236 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, our accumulated deficit was $793,206 and $585,771, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 5 – NOTE PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note is due and payable on April 4, 2015 and carries an interest rate of 8% per annum. For the year ended December, 2014, there is $3,388 in accrued interest related to the note payable included in accrued expenses.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2014 and 2013.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company paid its former officer and director $20,000 and $20,000, respectively, in consulting fees.

During the year ended December 31, 2013, the Company paid a fee of $300,000 to a stockholder associated with the plan to change its business from valet parking to metals streaming.

During the year ended December 31, 2014, the Company incurred consulting fees of $13,000, provided by the current officer and director of the Company, of which $9,000 remains unpaid and included in accrued expenses.

NOTE 8 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share (“Preferred Stock”). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”). On October 7, 2013, the Company’s board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the “Stock Split”). The Stock Split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock. The Stock Split did not affect the par value of the Common Stock. No fractional shares were issued. The Stock Split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092. These notes and the accompanying consolidated financial statements give retroactive effect to the Stock Split. The Company had 13,626,920 and 15,502,081 shares of Common Stock issued and outstanding at December 31, 2014 and 2013, respectively.

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

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Consolidated Financial Statements

December 31, 2014

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

