Form 10-Q
period 2015-03-31
International Metals Streaming Corp.
filed 2015-05-14
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

As of May 12, 2015, the registrant had 13,626,920 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS

Cash	$327	$1,927
Total Current Assets	327	1,927

TOTAL ASSETS	$327	$1,927

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$107,419	$75,913
Notes payable	57,039	57,039
Total current liabilities	164,458	132,952

TOTAL LIABILITIES	164,458	132,952

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares
authorized; 13,626,920 shares issued and outstanding
at March 31, 2015 and December 31, 2014	1,362	1,362
Additional paid-in-capital	660,819	660,819
Accumulated deficit	(826,312)	(793,206)
Total stockholders' deficit	(164,131)	(131,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$327	$1,927

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

Revenue	$-	$-

General and administrative expenses	(31,981)	(127,094)

Loss from operations	(31,981)	(127,094)

Other income (expense)
Interest	(1,125)	-

Loss from operations before income taxes	(33,106)	(127,094)

Income tax expense (benefit)	-	-

Net loss	$(33,106)	$(127,094)

Weighted average loss per share - basic and dilutive	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and dilutive	13,626,920	15,085,379

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Common Stock
	$0.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance at December 31, 2013 (Restated)	15,502,081	$1,550	$8,049,815	$(585,771)	$7,465,594

March 11, 2014 - Return of net proceeds from the sale of common stock	(1,875,161)	(188)	(7,388,996)	-	(7,389,184)

Net loss for the year ended December 31, 2014	-	-	-	(207,435)	(207,435)

Balance at December 31, 2014	13,626,920	$1,362	$660,819	$(793,206)	$(131,025)

Net loss for the three months ended March 31, 2015	-	-	-	(33,106)	(33,106)

Balance at March 31, 2015 (Unaudited)	13,626,920	$1,362	$660,819	$(826,312)	$(164,131)

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.
(FORMERLY GS VALET, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,106)	$(127,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	31,506	12,623
Net cash used in operating activities	(1,600)	(114,471)

CASH FLOWS FROM INVESTING ACTIVITIES:

Change in cash held in trust	-	7,503,655
Net cash provided by investing activities	-	7,503,655

CASH FLOWS FROM FINANCING ACTIVITIES:

Return of net proceeds from the sale of common stock	-	(7,389,184)
Net cash used in financing activities	-	(7,389,184)

DECREASE IN CASH	(1,600)	-

CASH, BEGINNING OF PERIOD	1,927	-

CASH, END OF PERIOD	$327	$-

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

 March 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended December 31, 2014 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on April 30, 2015.

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

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2014, however, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of March 31, 2015, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Cash

The Company presently maintains its remaining proceeds from notes payable in an attorney trust account until such time that the Company could establish a bank account.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

 March 31, 2015

Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the three months ended March 31, 2015 and 2014, there were no potentially dilutive debt or equity instruments outstanding.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, requires disclosure of the fair value of financial instruments. The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization.

Recently Issued Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of December 31, 2014.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ended December 31, 2014 and the interim periods going forward.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN

The Company’s unaudited condensed financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $33,106 and $127,094 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, our accumulated deficit was $826,312 and $793,206, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – NOTES PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note is due and payable on April 4, 2015 and carries an interest rate of 8% per annum. As of March 31, 2015, there is $4,513 of accrued interest related to the note payable included in accrued expenses and recorded interest expense of $1,125 for the three months ended March 31, 2015.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

 March 31, 2015

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2015 and December 31, 2014.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company incurred consulting fees of $2,000 provided by the current officer and director of the Company. As of March 31, 2015, unpaid consulting fees of $11,000 are included in accrued expenses.

During the three months ended March 31, 2014, the Company incurred consulting fees of $20,000 provided by the former officer and director of the Company.

NOTE 8 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share (“Preferred Stock”). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share (“Common Stock”). The Company had 13,626,920 shares of Common Stock issued and outstanding at March 31, 2015 and December 31, 2014, respectively.

On March 10, 2014, due to its determination that the metals streaming business was no longer desirable, the Company and certain accredited investors (the “Investors”) rescinded their transactions pertaining to the sale of 1,875,161 shares of Common Stock (the “Shares”). In connection with such rescission: (a) each Investor agreed to return that portion of the Shares issued to such Investor, (b) the Company agreed to return the proceeds from the sale of the Shares to the Investors, net of all payments therefrom by the Company as of the date of the rescission, and (c) the Company and the Investors each agreed to release all claims that each of them may have against the other.

On March 11, 2014, $7,389,184 of the $8 million proceeds from the sale of 1,875,161 shares of Common Stock, less costs of $610,816, was returned to the Investors. In connection therewith, the certificates representing such shares have been surrendered to the Company for cancellation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 30, 2015. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2014, however, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of March 31, 2015, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Results of Operations

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

General and administrative expenses	(31,981)	(127,094)

Loss from operations	(31,981)	(127,094)

Other income (expense)	-	-
Interest expense	(1,125)	-

Net loss	$(33,106)	$(127,094)

Revenue

For the three months ended March 31, 2015 and 2014, we did not have any revenues from operations.

General and Administrative Expenses

For the three months ended March 31, 2015 and 2014, our general and administrative expenses totaled $31,981 and $127,094, respectively, from operations. This expense is primarily related to professional fees and consulting expenses incurred during the three months ended March 31, 2015 and 2014.

Net Loss

For the three months ended March 31, 2015, our net loss was $33,106, or $(0.00) per common share (basic and diluted), as compared to a net loss of $127,094, or $(0.01) per common share (basic and diluted), for the same period in 2014, resulting in a decrease in total net loss of $93,988. Such decrease in net losses was directly attributable to decreased professional fees and consulting expenses.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	For the three months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(1,600)	$(114,471)

Net cash provided by investing activities	$-	$7,503,655
Net cash used in financing activities	$-	$(7,389,184)

As of March 31, 2015, the Company had a stockholders’ deficit of $164,131. For the three months ended March 31, 2015 and 2014, the Company had a net loss of $33,106 and $127,094, respectively.

Net cash used in operating activities for the three months ended March 31, 2015 was $1,600 as a result of payments made for office expenses and professional fees. Net cash used in operating activities for the same period of 2014 was $114,471 and was mainly due to increased payments attributable to higher professional fees and consulting expenses.

There was no cash provided by investing activities for the three months ended March 31, 2015.  Net cash provided by investing activities for the three months ended March 31, 2014 was $7,503,655, consisting primarily of funds disbursed from the Company’s trust account related to operating expenses including funds being returned to investors.

There was no cash used in financing activities for the three months ended March 31, 2015.  Net cash used in financing activities for the three months ended March 31, 2014 was $7,389,184, as a result of funds being returned to investors from the Company’s trust account.

As of March 31, 2015, we had $327 in cash, total current assets of $327 and total current liabilities of $164,458.

Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $33,106 and $127,094 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, our accumulated deficit was $826,312 and $793,206, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as at March 31, 2015.

Contractual Obligations

We had no contractual obligations as at March 31, 2015.

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

We believe that given the current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed results of operations, financial position or liquidity for the periods presented in this report. Please refer to Note 3 – Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements.

Recently Issued Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of December 31, 2014.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ended December 31, 2014 and the interim periods going forward.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our sole officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of March 31, 2015, for the reasons set forth below, our sole officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2015, our sole officer concluded our internal controls over financial reporting were not effective as we lack resources to support full compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the three months ended March 31, 2015 that was not previously reported in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer*
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________

*	Filed herewith.
(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed on July 11, 2012.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed on September 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

Date: May 14, 2015	By:	/s/ Michael Hlavsa
Michael Hlavsa Chief Executive Officer, Chief Financial Officer and Director

