Form 10-Q
period 2015-09-30
International Metals Streaming Corp.
filed 2015-11-20
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

(303) 327-1497

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

(Explanatory Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, during the preceding 12 months, the registrant has filed all reports that it would have been required to file by Sections 13 or 15(d) of the Exchange Act as if it was subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 12, 2015, the registrant had 12,093,754 shares of common stock, par value $0.0001 per share, outstanding.

TABLE OF CONTENTS

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

CONDENSED BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$475	$1,927
Total Current Assets	475	1,927

TOTAL ASSETS	$475	$1,927

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$150,396	$75,913
Notes payable	59,539	57,039
Total current liabilities	209,935	132,952

TOTAL LIABILITIES	209,935	132,952

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 13,626,920 shares issued and outstanding at September 30, 2015 and December 31, 2014	1,362	1,362
Additional paid-in-capital	660,819	660,819
Accumulated deficit	(871,641)	(793,206)
Total stockholders' deficit	(209,460)	(131,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475	$1,927

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$-	$-	$-	$-

General and administrative expenses	(33,646)	(21,002)	(78,923)	(173,558)

Loss from operations	(33,646)	(21,002)	(78,923)	(173,558)

Other income (expense)
Forgiveness of debt	-	-	4,000	-
Interest	(1,200)	(1,150)	(3,512)	(2,238)

Loss from operations before income taxes	(34,846)	(22,152)	(78,435)	(175,796)

Income tax expense (benefit)	-	-	-	-

Net loss	$(34,846)	$(22,152)	$(78,435)	$(175,796)

Weighted average loss per share - basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and dilutive	13,626,920	13,626,920	13,626,920	14,107,731

 The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

	Common Stock
	$0.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance at December 31, 2013 (Restated)	15,502,081	$1,550	$8,049,815	$(585,771)	$7,465,594

March 11, 2014 - Return of net proceeds from the sale of common stock	(1,875,161)	(188)	(7,388,996)	-	(7,389,184)

Net loss for the year ended December 31, 2014	-	-	-	(207,435)	(207,435)

Balance at December 31, 2014	13,626,920	$1,362	$660,819	$(793,206)	$(131,025)

Net loss for the nine months ended September 30, 2015	-	-	-	(78,435)	(78,435)

Balance at September 30, 2015 (Unaudited)	13,626,920	$1,362	$660,819	$(871,641)	$(209,460)

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(78,435)	$(175,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in Accrued expenses	74,483	21,060
Net cash used in operating activities	(3,952)	(154,736)

CASH FLOWS FROM INVESTING ACTIVITIES:

Change in cash held in trust	-	7,503,808
Net cash provided by investing activities	-	7,503,808

CASH FLOWS FROM FINANCING ACTIVITIES:

Return of net proceeds from the sale of common stock	-	(7,389,184)
Proceeds from notes payable	2,500	57,039
Net cash provided by (used in) financing activities	2,500	(7,332,145)

(DECREASE) INCREASE IN CASH	(1,452)	16,927

CASH, BEGINNING OF PERIOD	1,927	-

CASH, END OF PERIOD	$475	$16,927

Supplemental Information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Non cash investing and financing activities:
Settlement of notes payable and accrued expenses	$-	$49,537

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

September 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended December 31, 2014 as disclosed in the Company's Form 10-K for that year as filed with the Securities and Exchange Commission on April 30, 2015.

NOTE 2 – NATURE OF BUSINESS

Overview of Organization

International Metals Streaming Corp. (the "Company") was incorporated in the state of Nevada on November 17, 2011, under the name "GS Valet, Inc." On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company ("Garden State Valet"), and the unit-holders of Garden State Valet (the "Unit-holders") to purchase all of the outstanding units of Garden State Valet. Garden State Valet was formed on June 15, 2011.

The Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2014, however, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of September 30, 2015, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended.

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

Loss Per Share

The Company computes basic and diluted loss per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the nine months ended September 30, 2015 and 2014, there were no potentially dilutive debt or equity instruments outstanding.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

September 30, 2015

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, requires disclosure of the fair value of financial instruments.The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization.

Recently Issued Standards

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)." ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows. We do not expect adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

September 30, 2015

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ended December 31, 2014 and the Company will continue to assess the impact on its financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of December 31, 2014 and the interim periods going forward.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

September 30, 2015

NOTE 4 – GOING CONCERN

The Company's unaudited condensed financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $78,435 and $175,796 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, our accumulated deficit was $871,641 and $793,206, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – NOTES PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note was due and payable on April 4, 2015 and carries an interest rate of 8% per annum. As of September 30, 2015, there is $6,801 of accrued interest related to the note payable included in accrued expenses and recorded interest expense of $1,150 and $3,413 for the three and nine months ended September 30, 2015, respectively. The Company is currently in negotiations with respect to the payment and/ or settlement of this note payable.

On April 2, 2015, the Company issued a note payable to a third party in the amount of $2,500. The note is due and payable on April 2, 2016 and carries an interest rate of 8% per annum. As of September 30, 2015, there is $99 of accrued interest related to the note payable included in accrued expenses and recorded interest expense of $50 and $99 for the three and nine months ended September 30, 2015, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of September 30, 2015 and December 31, 2014.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2015, the Company incurred consulting fees of $1,000 and $5,000, respectively, provided by the current officer and director of the Company. During the three and nine months ended September 30, 2014, the Company incurred consulting fees of $4,000 and $4,000, respectively, provided by the current officer and director of the Company. As of September 30, 2015, unpaid consulting fees of $14,000 are included in accrued expenses.

During the three and nine months ended September 30, 2014, the Company incurred consulting fees of $0 and $20,000, respectively, provided by the former officer and director of the Company.

INTERNATIONAL METALS STREAMING CORP.

(FORMERLY GS VALET, INC.)

Notes to Unaudited Condensed Financial Statements

September 30, 2015

NOTE 8 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share ("Preferred Stock"). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share ("Common Stock"). The Company had 13,626,920 shares of Common Stock issued and outstanding at September 30, 2015 and December 31, 2014, respectively.

On March 10, 2014, due to its determination that the metals streaming business was no longer desirable, the Company and certain accredited investors (the "Investors") rescinded their transactions pertaining to the sale of 1,875,161 shares of Common Stock (the "Shares"). In connection with such rescission: (a) each Investor agreed to return that portion of the Shares issued to such Investor, (b) the Company agreed to return the proceeds from the sale of the Shares to the Investors, net of all payments therefrom by the Company as of the date of the rescission, and (c) the Company and the Investors each agreed to release all claims that each of them may have against the other.

On March 11, 2014, $7,389,184 of the $8 million proceeds from the sale of 1,875,161 shares of Common Stock, less costs of $610,816, was returned to the Investors. In connection therewith, the certificates representing such shares have been surrendered to the Company for cancellation.

NOTE 9 – SUBSEQUENT EVENTS

On October 14, 2015 and October 27, 2015, two Company stockholders each agreed to surrender and have cancelled 766,583 shares of our common stock. The total of number of common stock shares cancelled was 1,533,166, and such cancellations resulted in the Company having 12,093,754 common stock shares outstanding.

On November 12, 2015, the Company issued a note payable to a third party in the amount of $17,984. The note is due and payable on November 11, 2016, unsecured and carries an interest rate of 8% per annum. The proceeds of this note were used to pay accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the information filed as part of the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on April 30, 2015. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

In some cases, you can identify forward-looking statements by terminology such as ''may,'' ''will,'' ''should,'' ''could,'' ''expects,'' ''plans,'' ''intends,'' ''anticipates,'' ''believes,'' ''estimates,'' ''predicts,'' ''potential,'' or ''continue'' or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report.

Overview

International Metals Streaming Corp. (the "Company") was incorporated in the state of Nevada on November 17, 2011, under the name "GS Valet, Inc." On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company ("Garden State Valet"), and the unit-holders of Garden State Valet (the "Unit-holders") to purchase all of the outstanding units of Garden State Valet. Garden State Valet was formed on June 15, 2011.

The Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2014, however, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of September 30, 2015, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Results of Operations

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
General and administrative expenses	(33,646)	(21,002)	(78,923)	(173,558)

Loss from operations	(33,646)	(21,002)	(78,923)	(173,558)
Other income (expense)
Forgiveness of debt	-	-	4,000	-
Interest	(1,200)	(1,150)	(3,512)	(2,238)
Loss from operations before income taxes	(34,846)	(22,152)	(78,435)	(175,796)
Income tax expense (benefit)	-	-	-	-
Net loss	$(34,846)	$(22,152)	$(78,435)	$(175,796)

Revenue

For the three and nine months ended September 30, 2015 and 2014, we did not have any revenues from operations.

General and Administrative Expenses

For the three months ended September 30, 2015 and 2014, our general and administrative expenses totaled $33,646 and $21,002, respectively. This expense is primarily related to professional fees and consulting expenses incurred during the three months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015 and 2014, our general and administrative expenses totaled $78,923 and $173,558, respectively, from operations. This expense is primarily related to professional fees and consulting expenses incurred during the nine months ended September 30, 2015 and 2014.

Net Loss

For the three months ended September 30, 2015, our net loss was $34,846, or $(0.00) per common share (basic and diluted), as compared to a net loss of $22,152, or $(0.00) per common share (basic and diluted), for the same period in 2014, a increase in total net loss of $12,694. Such increase in net losses was directly attributable to increased professional fees and consulting expenses.

For the nine months ended September 30, 2015, our net loss was $78,435, or $(0.01) per common share (basic and diluted), as compared to a net loss of $175,796, or $(0.01) per common share (basic and diluted), for the same period in 2014, resulting in a decrease in total net loss of $97,361. Such decrease in net losses was directly attributable to decreased professional fees and consulting expenses.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	For the nine months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(3,952)	$(154,736)

Net cash provided by investing activities	$-	$7,503,808
Net cash provided by (used in) financing activities	$2,500	$(7,332,145)

As of September 30, 2015, the Company had a stockholders' deficit of $209,460. For the nine months ended September 30, 2015 and 2014, the Company had a net loss of $78,435 and $175,796, respectively.

Net cash used in operating activities for the nine months ended September 30, 2015 was $3,952 as a result of payments made for office expenses and professional fees. Net cash used in operating activities for the same period of 2014 was $154,736 and was mainly due to increased payments attributable to higher professional fees and consulting expenses.

There was no cash provided by investing activities for the nine months ended September 30, 2015. Net cash provided by investing activities for the nine months ended September 30, 2014 was $7,503,808, consisting primarily of funds disbursed from the Company's trust account related to operating expenses including funds being returned to investors.

There was $2,500 cash provided by financing activities for the nine months ended September 30, 2015. Net cash used in financing activities for the nine months ended September 30, 2014 was $7,332,145, as a result of funds being returned to investors from the Company's trust account and set off by proceed from note payable.

As of September 30, 2015, the Company had $475 in cash, total current assets of $475 and total current liabilities of $209,935.

Going Concern

The Company's unaudited condensed financial statements are prepared using generally accepted accounting principles in the United States ("U.S. GAAP") applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $78,435 and $175,796 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, our accumulated deficit was $871,641 and $793,206, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as at September 30, 2015.

Contractual Obligations

We had no contractual obligations as at September 30, 2015.

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

We believe that given the current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our unaudited condensed results of operations, financial position or liquidity for the periods presented in this report. Please refer to Note --3 – Summary of Significant Accounting Policies in the notes to the unaudited condensed financial statements.

Recently Issued Standards

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)." ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows. We do not expect adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting." This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this new standard for the fiscal year ended December 31, 2014 and the Company will continue to assess the impact on its financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. Accordingly, the Company has adopted this standard as of December 31, 2014 and the interim periods going forward.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

 In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

Based on the evaluation as of September 30, 2015, for the reasons set forth below, our sole officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2015, our sole officer concluded our internal controls over financial reporting were not effective as we lack resources to support full compliance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the nine months ended September 30, 2015 that was not previously reported in a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
31.1	Section 302 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer*
32.1	Section 906 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

____________________

*	Filed herewith.
(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 filed on July 11, 2012.
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on September 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL METALS STREAMING CORP.
(Registrant)

Date: November 20, 2015	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer, Chief Financial Officer and Director

