Form 10-K
period 2015-12-31
International Metals Streaming Corp.
filed 2016-03-30
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant's telephone number, including area code (954) 868-7366

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

____________________________________________

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A.

As of March 15, 2016, the registrant had 12,093,754 shares of common stock outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2015

Forward Looking Statements

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the registrant. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions "Risk Factors" and in the registrant's other SEC filings. These risks and uncertainties could cause the registrant's actual results to differ materially from those indicated in the forward-looking statements. The registrant undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room located at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the registrant.

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

PART I

ITEM 1. BUSINESS.

Our Corporate History and Structure

International Metals Streaming Corp (the "Company", "we, "us", or "our") was incorporated in Nevada on November 17, 2011, under the name "GS Valet, Inc." On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company ("Garden State Valet"), and the unit-holders of Garden State Valet (the "Unit-holders") to purchase all of the outstanding units of Garden State Valet. Garden State Valet was formed on June 15, 2011.

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

Also on August 9 and December 9, 2013, we sold a total of 1,875,161 shares of our common stock to four accredited investors (the "Investors") at $4.266 per share or gross proceeds of $8 million (the "Proceeds"), including $3 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company ("Preciosa"). Preciosa issued the notes to two of the Investors, who in turn assigned them to us. Preciosa repaid the notes to us in full in September 2013.

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

In connection to our metals streaming plans:

•	we changed our name from "GS Valet, Inc." to "International Metals Streaming Corp." on September 26, 2013;
•	we changed our fiscal year end from September 30 to December 31, effective on September 26, 2013; and
•	the operations of Garden State Valet ceased on October 1, 2013.

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

Accordingly, 1,875,161 shares in the aggregate were surrendered to us for cancellation. In addition, in November 2015, two additional shareholders surrendered an aggregate 1,533,166 shares of our common stock for cancellation and as thus as of December 31, 2015, there were 12,093,754 shares of our common stock outstanding.

Going Concern

Based on our financial history since inception, our independent registered public accounting firm has issued a going concern opinion in its audit report included in the financial statements that are a part of this annual report on Form 10-K (this "Report"). We are a shell company that has generated minimal revenues and, following the termination of our metals streaming business plan and the refund of the remaining Proceeds to the Investors in March 2014, currently has nominal assets. As a shell company, our new business plan is to seek, acquire or merge with a business or company. Our business operations are subject to all the risks and the uncertainties arising from the absence of a significant operating history and limited capital resources. No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful. If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our Company.

Through December 31, 2015, we have incurred $892,447 in losses since our inception. We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2015 and, probably, into subsequent fiscal periods.

Shell Company Status

Following our decision to terminate the metals streaming business and to return the remaining Proceeds to the Investors in March 2014, we currently have nominal operations and minimal assets. As such, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (the "Securities Act"), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Current Business Plan

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering as a method of "going public." The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

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

Government Regulations

Smaller Reporting Company

We are a "smaller reporting company," which designation relieves us of some of the informational requirements of Regulation S-K promulgated by the Securities Exchange Commission ("SEC").

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002, or "SOX Act." The SOX Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; auditor attestation to management's conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the SOX Act will substantially increase our legal and accounting costs.

Emerging Growth Company

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, or "JOBS Act." As long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an "emerging growth company," like those applicable to a "smaller reporting company," including, but not limited to, a scaled down description of our business in SEC filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in SEC filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for the SOX Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We can remain an "emerging growth company" for up to five years. We would cease to be an "emerging growth company" prior to such time if we have total annual gross revenues of $1 billion or more and when we become a "larger accelerated filer," have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Employees

At present, Michael Hlavsa is our sole officer and director. Mr. Hlavsa works on a part-time basis and devotes approximately 5% of his time to our operation. He does not have an employment agreement with us.

Principal Executive Office

Our principal executive office is located at 12303 Airport Way, Suite 200, Broomfield, Colorado 80021. Our main telephone number is (954) 868-7366.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer at no charge.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended December 31, 2015 and 2014. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Markets (the "OTC Pink") under the symbol "IMSTE." Previously, our common stock was listed on the OTC Bulletin Board under the symbols "INST" and "GSVA".

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 15, 2016, no shares of our common stock have traded, and we cannot assure you that a market for our common stock will develop, if at all.

Holders

There were 37 holders of record of our common stock as of March 15, 2016.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for year ended December 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Cautionary Notice Regarding Forward-Looking Statements" and "Description of Business" sections and elsewhere in this report. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," "predict" and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of December 31, 2013, however, we had not entered into any definitive agreement in connection with such business. In March 2014, we determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of December 31, 2015, the Company currently has nominal operations and minimal assets.

Results of Operations

	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenue	$-	$-
General and administrative expenses	(98,498)	(204,047)
Loss from operations	(98,498)	(204,047)

Other income (expense)
Forgiveness of debt	4,000	-
Interest	(4,743)	(3,388)

Net loss	$(99,241)	$(207,435)

Revenue

For the years ended December 31, 2015 and 2014, we did not have any revenues from operations.

General and Administrative Expenses

For the years ended December 31, 2015 and 2014, our general and administrative expenses totaled $98,498 and $204,047, respectively. For the year ended December 31, 2015, the general and administrative expenses were primarily comprised of $85,407 in professional fees and $6,000 in consulting fees. For the year ended December 31, 2014, the general and administrative expenses were primarily comprised of $140,819 in professional fees and $52,000 in consulting fees.

Net Loss

For the year ended December 31, 2015, our loss from continuing operations was $(98,498), gain on forgiveness of debt of $4,000 and interest expense of $(4,744) for a total net loss of $(99,241) or $(0.01) per common share (basic and diluted) as compared to the year ended December 31, 2014, where our loss from continuing operations was $(204,047), interest expense of $(3,388) for a total net loss of $(207,435) or $(0.01) per common share (basic and diluted). Such decrease in losses was directly attributable to the decrease in professional expenses and consulting fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in $):

	For the Year	For the
	Ended	Year Ended
	December 31,	December 31,
	2015	2014

Net cash used in operating activities	$(6,900)	$(169,736)

Net cash provided by investing activities	$-	$7,503,808
Net cash provided by (used in) financing activities	$5,448	$(7,332,145)

Net cash used in operating activities for the year ended December 31, 2015 was a result of costs attributable to professional expenses and consulting fees. Net cash used in operating activities for the year ended December 31, 2014 was attributable to increased costs for professional and consulting fees.

Net cash provided by investing activities for year ended December 31, 2014 was $7,503,808 consisting primarily of funds disbursed from the trust account maintained by the Company's counsel (the "Trust") related to operating expenses including funds being returned to investors from the previous sale of common stock.

Net cash provided by financing activities for the year ended December 31, 2015 was $5,448, related to notes payable. Net cash used in financing activities from continuing operations for the year ended December 31, 2014 was $7,332,145, related to funds being returned to investors from the Trust offset by $57,039 proceeds from notes payable.

As of December 31, 2015, we had cash of $475, total current assets of $475 and current liabilities of $230,741.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2015.

Contractual Obligations

We had no contractual obligations at December 31, 2015.

Critical Accounting Policies

We prepare our audited financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for years ended December 31, 2015 and 2014, together with the report of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2013, we engaged Gumbiner Savett Inc. ("Gumbiner"), as our registered independent public accountant.

Effective June 6, 2014, we dismissed Gumbiner as our registered independent public accountant.

On June 6, 2014, we engaged Cutler & Co., LLC ("Cutler") as our independent registered public accountant.

Effective October 7, 2014, we dismissed Cutler as our registered independent public accountant.

On October 7, 2014, we engaged RBSM LLP as our independent registered public accountant.

We had no disagreements with Gumbiner in respect of accounting and financial disclosure.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Such evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2015.

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

Our sole officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. Such evaluation was performed based on the framework in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our sole officer concluded our internal controls over financial reporting were not effective. We lack resources to support full compliance.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this annual report.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Michael Hlavsa	62	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	September 15, 2014

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during our fiscal years ended December 31, 2015 and 2014 by our principal executive officer and each of our other two highest paid executives.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Kyle Floyd,	2014	-0-	-0-	-0-	-0-	-0-	-0-	20,000	20,000
former sole officer (2)

Michael Hlavsa, sole officer	2014	-0-	-0-	-0-	-0-	-0-	-0-	13,000	13,000
	2015	-0-	-0-	-0-	-0-	-0-	-0-	6,000	6,000

______________

(1)	Consulting fees paid to Mr. Floyd and accrued and partially paid to Mr. Hlavsa.
(2)	Mr. Floyd resigned on September 15, 2014.

Outstanding Equity Awards at December 31, 2015 and 2014

None.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We currently have no employment agreement with our sole officer, nor any compensatory plans or arrangements resulting from his resignation, retirement or any other termination, from a change-in-control, or from a change in his responsibilities following a change-in-control.

Director Compensation

Kyle Floyd was our sole officer and director until his resignation on September 15, 2014. His compensation during such period is reflected in the Summary Compensation Table above. Michael Hlavsa was appointed as Director on September 15, 2014, his compensation during the fiscal years ended December 31, 2014 and2015 are also reflected in the Summary Compensation Table above.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity. We intend to develop such a policy in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on December 31, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of	Percentage
	Shares	of class
	beneficially	beneficially
	owned (2)	owned (3)
Executive officers and directors: (1)
Michael Hlavsa, sole officer and director	0	0.00%
All directors and executive officers as a group (1 person)	0	0.00%

5% Shareholders: (1)
MT Global Holdings LLC (4)	5,440,798	45.0%
Mithical Holdings Limited (5)	766,583	6.4%
Widder Investments Inc. (6)	766,583	6.3%
Kyle Floyd	1,125,000	9.3%
David Frey	766,583	6.3%
Gary May	766,583	6.3%
Geoffrey Mullen	766,583	6.3%
Mark Suponitsky	766,583	6.3%
Peter Turk	766,583	6.3%
_______________

*	Less than 1%.

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12303 Airport Way, Suite 200, Broomfield, Colorado 80021.

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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 12,093,754 shares outstanding as of December 31, 2015.

(4)	The address of this stockholder is Zimikerweg 14, Volketswil CH-8604, Switzerland. Daniel Lacher.

(5)	The address of this stockholder is c/o Sona Company Services, Toedistrasse 53, Zurich CH-8002, Switzerland.

(6)	The address of this stockholder is c/o Sona Company Services, Toedistrasse 53, Zurich CH-8002, Switzerland.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm's-length and have terms that would have been obtained from unaffiliated third parties. See Note 6, "Related Party Transactions" to the financial statements for a discussion of related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent accountants are RBSM LLP ("RBSM "), whom we engaged on October 7, 2014. The following table shows the fees for audit and other services provided by RBSM in relation to our fiscal year ended December 31, 2015 and 2014:

	Year ended December 31, 2015	Year ended December 31, 2014
Audit Fees (1)	$13,000	$12,000
Audit-related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$13,000	$12,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Our audited financial statements for the years ended December 31, 2015 and 2014 are included in Part II, Item 8 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	Bylaws (1)
10.1	Rescission and Release Agreement dated as of March 11, 2014 (3)
16.1	Letter from Gumbiner Savett Inc. dated June 13, 2014 (4)
16.2	Letter from Cutler & Co., LLC dated December 3, 2014 (5)
31.1	Section 302 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer*
32.1	Section 906 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer *
101.INST	XBRL Instance Document * †
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith
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

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 filed on July 11, 2012
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on September 26, 2013
(3)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on March 14, 2014
(4)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on June 06, 2014
(5)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on December 8, 2014

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL METALS STREAMING CORP. (Registrant)

Date: March 30, 2016	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Michael Hlavsa	Director (Principal Executive Officer, Principal Financial Officer	March 30, 2016
Michael Hlavsa	and Principal Accounting Officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

International Metals Streaming Corp.

We have audited the accompanying balance sheets of International Metals Streaming Corp. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, changes in shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has sustained net losses from operations and used cash, rather than provided cash, from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ RBSM LLP

New York, NY

March 30, 2016

INTERNATIONAL METALS STREAMING CORP.

BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014

ASSETS

Cash	$475	$1,927
Total Current Assets	475	1,927

TOTAL ASSETS	$475	$1,927

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$168,254	$75,913
Notes payable	62,487	57,039
Total current liabilities	230,741	132,952

TOTAL LIABILITIES	230,741	132,952

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 12,093,754 and 13,626,920 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,209	1,362
Additional paid-in-capital	660,972	660,819
Accumulated deficit	(892,447)	(793,206)
Total stockholders' deficit	(230,266)	(131,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475	$1,927

The accompanying notes are an integral part of these audited financial statements

INTERNATIONAL METALS STREAMING CORP.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

Revenue	$-	$-

General and administrative expenses	(98,498)	(204,047)

Loss from operations	(98,498)	(204,047)

Other income (expense)
Forgiveness of debt	4,000	-
Interest	(4,744)	(3,388)

Loss from operations before income taxes	(99,241)	(207,435)

Income tax expense (benefit)	-	-

Net loss	$(99,241)	$(207,435)

Weighted average loss per share - basic and dilutive	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and dilutive	13,391,695	13,986,540

The accompanying notes are an integral part of these audited financial statements

INTERNATIONAL METALS STREAMING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
	$0.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance at December 31, 2013 (Restated)	15,502,081	$1,550	$8,049,815	$(585,771)	$7,465,594

March 11, 2014 - Return of net proceeds from the sale of common stock	(1,875,161)	(188)	(7,388,996)	-	(7,389,184)

Net loss for the year ended December 31, 2014	-	-	-	(207,435)	(207,435)

Balance at December 31, 2014	13,626,920	$1,362	$660,819	$(793,206)	$(131,025)

November 5, 2015 - Share cancellation	(1,533,166)	(153)	153	-	-

Net loss for the year ended December 31, 2015	-	-	-	(99,241)	(99,241)

Balance at December 31, 2015	12,093,754	$1,209	$660,972	$(892,447)	$(230,266)

The accompanying notes are an integral part of these audited financial statements

INTERNATIONAL METALS STREAMING CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Year	For the Year
	Ended	Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(99,241)	$(207,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt	(4,000)	-
Changes in operating assets and liabilities:
Increase in Accrued expenses	96,341	37,699
Net cash used in operating activities	(6,900)	(169,736)

CASH FLOWS FROM INVESTING ACTIVITIES:

Change in cash held in trust	-	7,503,808
Net cash provided by investing activities	-	7,503,808

CASH FLOWS FROM FINANCING ACTIVITIES:

Return of net proceeds from the sale of common stock	-	(7,389,184)
Proceeds from notes payable	5,448	57,039
Net cash provided by (used in) financing activities	5,448	(7,332,145)

(DECREASE) INCREASE IN CASH	(1,452)	1,927

CASH, BEGINNING OF PERIOD	1,927	-

CASH, END OF PERIOD	$475	$1,927

Noncash financing activities:
Settlement of notes payable and accrued expenses	$-	$49,537

Supplemental Information:
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements

INTERNATIONAL METALS STREAMING CORP.

Notes to Financial Statements

December 31, 2015

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

Change in Control

On August 9, 2013, six accredited investors (the "Purchasers") acquired 12,500,000 shares of the Company's common stock in the aggregate then held by its former sole officer and director who, prior to such acquisition, held approximately 77.22% of the then issued and outstanding shares of common stock. Immediately thereafter, the Company caused 4,093,746 shares of its common stock that one of the Purchasers purchased to be cancelled pursuant to a Cancellation Agreement that the Company entered into with such Purchaser on August 9, 2013. As a result, the former sole officer and director relinquished his control of the Company and resigned, and a new sole officer and director was appointed in his place.

In connection with the change of control transaction, effective September 26, 2013, the Company changed its name from "GS Valet, Inc." to "International Metals Streaming Corp."

Effective September 26, 2013, the Company's board of directors approved a change in its fiscal year end from September 30 to December 31. The Company filed a Transition Report on Form 10-Q for the three months ended December 31, 2012 with the Securities and Exchange Commission (the "SEC") in connection therewith.

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2013, however, the Company had not entered into any definitive agreement in connection with such business. In March 2014, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of December 31, 2015, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements include the accounts of the Company.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Significant accounting policies are as follows:

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

Cash

The Company presently maintains any cash in an attorney trust account until such time that the Company establishes a bank account.

INTERNATIONAL METALS STREAMING CORP.

Notes to Financial Statements

December 31, 2015

Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the years ended December 31, 2015 and 2014, there were no potentially dilutive debt or equity instruments outstanding.

Financial Instruments

ASC 820, Fair Value Measurements requires disclosure of the fair value of financial instruments.The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Standards

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU is effective for the Company in the first quarter of 2018. Early adoption is not permitted except for limited provisions. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This is part of FASB's simplification initiative. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for the Company in the first quarter of 2017. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments which allows entities to recognize adjustments to provisional amounts in the period adjustment is identified rather than retrospectively. In-period adjustments must be disclosed. This ASU is effective for the Company in the first quarter of 2016. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. Early adoption is permitted for financial statements that have not been issued. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

Notes to Financial Statements

December 31, 2015

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $99,241 and $207,435 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, our accumulated deficit was $892,447 and $793,206, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 - NOTES PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note was due and payable on April 4, 2015 and carries an interest rate of 8% per annum. This note is currently in default. However, a settlement agreement for the payment of this note payable at a significant discount is being negotiated but has not as yet been finalized. For the year ended December 2015 and 2014, there is $7,591 and $3,388, respectively in accrued interest related to the note payable included in accrued expenses.

On April 2, 2015, the Company issued a note payable to a third party in the amount of $2,500. The note is due and payable on April 2, 2016 and carries an interest rate of 8% per annum. For the year ended December 2015, there is $150 in accrued interest related to the note payable included in accrued expenses.

On November 12, 2015, the Company issued a note payable to a third party in the amount of $2,948. The note is due and payable on November 11, 2016 and carries an interest rate of 8% per annum. For the year ended December 2015, there is $32 in accrued interest related to the note payable included in accrued expenses.

INTERNATIONAL METALS STREAMING CORP.

Notes to Financial Statements

December 31, 2015

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2015 and 2014.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the Company incurred consulting fees of $6,000 provided by its current officer and director. During the year ended December 31, 2014, the Company incurred consulting fees of $13,000, provided by the current officer and director of the Company, of which $9,000 remains unpaid and included in accrued expenses.

During the year ended December 31, 2014, the Company paid its former officer and director $20,000 in consulting fees.

NOTE 7 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share ("Preferred Stock"). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share ("Common Stock"). On October 7, 2013, the Company's board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the "Stock Split"). The Stock Split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock. The Stock Split did not affect the par value of the Common Stock. No fractional shares were issued. The Stock Split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092. These notes and the accompanying financial statements give retroactive effect to the Stock Split. The Company had 12,093,754 and 13,626,920 shares of Common Stock issued and outstanding at December 31, 2015 and 2014, respectively.

On August 9, 2013, the Company sold 1,406,338 shares of Common Stock (the "Initial Shares") at $4.266 per share to two accredited investors (the "Initial Investors"). The closing thereof occurred on August 9, 2013 with gross proceeds to the Company of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company ("Preciosa"). Preciosa issued the promissory notes to the Initial Investors, who, in turn, assigned them to the Company at the Closing pursuant to a Note Assignment Agreement entered into by and between Company and each Initial Investor on August 9, 2013. Preciosa repaid these notes in full to the Company on September 20, 2013. Preciosa also reimbursed to the Company $28,263 in legal fees incurred by the Company. The cash proceeds from issuance of the Initial Shares were placed into a trust account maintained by the Company's counsel until such time that the Company could establish a bank account. However, on March 11, 2014, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors.

INTERNATIONAL METALS STREAMING CORP.

Notes to Financial Statements

December 31, 2015

On August 9, 2013, the Company caused 4,093,746 shares of Common Stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such stockholder on August 9, 2013. The Company recognized a loss of $164 on the cancellation of this stock.

On December 9, 2013, the Company sold 468,823 shares of Common Stock (with the Initial Shares, collectively the "Shares") at $4.266 per share to two accredited investors (with the Initial Investors, collectively the "Investors"). The closing thereof occurred on December 9, 2013, with gross proceeds to the Company of $2 million. The cash proceeds from issuance of these shares were placed into a trust account maintained by the Company's counsel until such time that the Company could establish a bank account. However, on March 11, 2014, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors.

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

On November 5, 2015, two shareholders surrendered an aggregate of 1,533,166 shares of Common Stock to the Company and cancelled for no consideration.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued as of March 29, 2016 and determined that there are no reportable subsequent events.

