Form 10-Q
period 2016-06-30
International Metals Streaming Corp.
filed 2016-11-15
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of November 10, 2016, the registrant had 10,968,754shares of common stock, par value $0.0001 per share, outstanding.

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL METALS STREAMING CORP.
CONDENSED BALANCE SHEETS
	As of
	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Cash	$475	$475
Total Current Assets	475	475

TOTAL ASSETS	$475	$475

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$218,852	$168,254
Notes payable	95,777	62,487
Total current liabilities	314,629	230,741

TOTAL LIABILITIES	314,629	230,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized; 12,093,754 shares issued and outstanding at June 30, 2016 and December 31, 2015.	1,209	1,209
Additional paid-in-capital	660,972	660,972
Accumulated deficit	(976,335)	(892,447)
Total stockholders' deficit	(314,154)	(230,266)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475	$475

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue	$-	$-	$-	$-

General and administrative expenses	(5,928)	(13,295)	(77,494)	(45,276)

Loss from operations	(5,928)	(13,295)	(77,494)	(45,276)

Other income (expense)
Forgiveness of debt	-	4,000	-	4,000
Interest	(5,158)	(1,187)	(6,394)	(2,312)

Loss from operations before income taxes	(11,086)	(10,482)	(83,888)	(43,588)

Income tax expense (benefit)	-	-	-	-

Net loss	$(11,086)	$(10,482)	$(83,888)	$(43,588)

Weighted average loss per share - basic and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and dilutive	12,093,754	13,626,920	12,093,754	13,626,920

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND YEAR ENDED DECEMBER 31, 2015

	Common Stock		Additional
	$0.0001 par value		Paid in	Accumulated
	Shares	Amount	Capital	(Deficit)	Total

Balance at December 31, 2014	13,626,920	$1,362	$660,819	$(793,206)	$(131,025)

November 5, 2015 - Share cancellation	(1,533,166)	(153)	153	-	-

Net loss for the year ended December 31, 2015	-	-	-	(99,241)	(99,241)

Balance at December 31, 2015	12,093,754	$1,209	$660,972	$(892,447)	$(230,266)

Net loss for the six months ended June 30, 2016	-	-	-	(83,888)	(83,888)

Balance at June 30, 2016 (Unaudited)	12,093,754	$1,209	$660,972	$(976,335)	$(314,154)

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,888)	$(43,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in Accrued expenses	83,888	40,136
Net cash used in operating activities	-	(3,452)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	-	2,500
Net cash provided by (used in) financing activities	-	2,500

INCREASE (DECREASE) IN CASH	0	(952)

CASH, BEGINNING OF PERIOD	475	1,927

CASH, END OF PERIOD	$475	$975

Supplemental Information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing & Financing Activities:
Accrued expenses paid by note holder	$33,290	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

INTERNATIONAL METALS STREAMING CORP.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

Until October 1, 2013, the Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2013, however, the Company had not entered into any definitive agreement in connection with such business. In March 2014, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of June 30, 2016, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company pursuant to the rules and regulation of the Securities Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. These unaudited condensed financial statements should be read in conjunction with our audited condensed financial statements and explanatory notes for the year ended December 31, 2015 as disclosed in the Company’s Form 10-K for that year as filed with the Securities and Exchange Commission on March 30, 2016.

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

INTERNATIONAL METALS STREAMING CORP.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

Cash

The Company presently maintains any cash in an attorney trust account until such time that the Company establishes a bank account

Income (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the six months ended June 30, 2016 and year ended December 31, 2015, there were no potentially dilutive debt or equity instruments outstanding.

Financial Instruments

ASC 820, Fair Value Measurements requires disclosure of the fair value of financial instruments. The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

INTERNATIONAL METALS STREAMING CORP.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $83,888 and $43,588 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, our accumulated deficit was $976,335 and $892,447, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 – NOTES PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note was due and payable on April 4, 2015 and carries an interest rate of 8% per annum. A settlement agreement has been reached but not executed whereby, under certain conditions, the note would be paid at a significant discount. As of June 30, 2016 and December 31, 2015, there is $10,214 and $7,951, respectively in accrued interest related to the note payable included in accrued expenses.

On April 2, 2015, the Company issued a note payable to a third party in the amount of $2,500. The note is due and payable on April 2, 2016 and carries an interest rate of 8% per annum. As of June 30, 2016 and December 31, 2015, there is $249 and $150, respectively, in accrued interest related to the note payable included in accrued expenses.

On November 12, 2015, the Company issued a note payable to a third party in the amount of $2,948. The note is due and payable on November 11, 2016 and carries an interest rate of 8% per annum. As of June 30, 2016 and December 31, 2015, there is $149 and $32, respectively, in accrued interest related to the note payable included in accrued expenses.

On March 30, 2016, the Company issued a note payable to a third party in the amount of $18,290. The note is due and payable on March 29, 2017 and carries an interest rate of 8% per annum. As of June 30, 2016, there is $369 in accrued interest related to the note payable included in accrued expenses.

On June 30, 2016, the Company issued a note payable to a third party in the amount of $15,000. The note is due and payable on June 29, 2017 and carries an interest rate of 8% per annum. As of June 30, 2016, there was no accrued interest related to the note payable included in accrued expenses.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of June 30, 2016 and December 31, 2015.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016 and 2015, the Company incurred consulting fees of $2,000 and $4,000 provided by its current officer and director. During the three months ended June 30, 2016 and 2015, the Company incurred consulting fees of $1,000 and $2,000 provided by its current officer and director

NOTE 7 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share ("Preferred Stock"). No Preferred Stock has been issued to date.

INTERNATIONAL METALS STREAMING CORP.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share ("Common Stock"). On October 7, 2013, the Company's board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the "Stock Split"). The Stock Split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock. The Stock Split did not affect the par value of the Common Stock. No fractional shares were issued. The Stock Split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092. These notes and the accompanying financial statements give retroactive effect to the Stock Split. The Company had 12,093,754 shares of Common Stock issued and outstanding at June 30, 2016 and December 31, 2015.

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

NOTE 8 – SUBSEQUENT EVENTS

On September 22, 2016, the former sole officer and director surrendered an aggregate of 1,125,000 shares of Common Stock to the Company which were cancelled resulting in 10,968,754 shares being outstanding. The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued as of October 31, 2016 and determined that there are no additional reportable subsequent events.

Subsequent to June 30, 2016, the Company was able to secure release of obligations for accrued expenses in the amount of $7,500 from a former sole officer and director and $108,688 in notes payable and accrued interest.

The Company has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued as of November 8, 2016 and determined that there are no reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the six months ended June 30, 2016. These unaudited condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the information filed as part of the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2016. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

The Company, through Garden State Valet, provided valet parking management services for hotels, restaurants, country clubs, retail centers and private events in New Jersey. The operations of Garden State Valet ceased on October 1, 2013. The Company then planned to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. As of December 31, 2014, however, the Company determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of June 30, 2016, the Company currently has nominal operations and minimal assets. As such, the Company is considered to be a shell company under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
General and administrative expenses	(5,928)	(13,295)

Loss from operations	(5,928)	(13,295)
Other income (expense)
Forgiveness of debt		4,000
Interest	(5,158)	(1,187)
Loss from operations before income taxes	(11,086)	(10,482)
Income tax expense (benefit)	-	-
Net loss	$(11,086)	$(10,482)

Revenue

For the three months ended June 30, 2016 and 2015, we did not have any revenues from operations.

General and Administrative Expenses

For the three months ended June 30, 2016 and 2015, our general and administrative expenses totaled $5,928 and $13,295, respectively. This expense is primarily related to professional fees and consulting expenses incurred during the three months ended June 30, 2016 and 2015.

Net Loss

For the three months ended June 30, 2016, our net loss was $11,086, or $(0.00) per common share (basic and diluted), as compared to a net loss of $10,482, or $(0.00) per common share (basic and diluted), for the same period in 2015, an increase in total net loss of $604. Such increase in net losses was directly attributable to increased professional fees.

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Revenue	$-	$-
General and administrative expenses	77,494	45,276

Loss from operations	(77,494)	(45,276)
Other income (expense)
Forgiveness of debt		4,000
Interest	(6,394)	(2,312)
Loss from operations before income taxes	(83,888)	(43,588)
Income tax expense (benefit)	-	-
Net loss	$(83,888)	$(43,588)

Revenue

For the six months ended June 30, 2016 and 2015, we did not have any revenues from operations.

General and Administrative Expenses

For the six months ended June 30, 2016 and 2015, our general and administrative expenses totaled $77,494 and $45,276, respectively. This expense is primarily related to professional fees and consulting expenses incurred during the six months ended June 30, 2016 and 2015.

Net Loss

For the six months ended June 30, 2016, our net loss was $83,888, or $(0.01) per common share (basic and diluted), as compared to a net loss of $43,588, or $(0.00) per common share (basic and diluted), for the same period in 2015, an increase in total net loss of $40,300. Such increase in net losses was directly attributable to increased professional fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

	For the six months ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$-	$(3,452)
Net cash provided by investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$2,500

As of June 30, 2016, the Company had a stockholders' deficit of $976,335. For the six months ended June 30, 2016 and 2015, the Company had a net loss of $83,888 and $43,588, respectively.

There was no cash used in operating activities for the six months ended June 30, 2016. Net cash used in operating activities for the same period of 2015 was $3,452 and was mainly due to payments made for operating expenses.

There was no cash provided by investing activities for the six months ended June 30, 2016 and 2015.

While notes payable increased $33,290 for the six months ended June 30, 2016, these amounts were paid directly to reduce accrued expense. Therefore, there was no cash provided by financing activities for the six months ended June 30, 2016. For the six months ended June 30, 2015, there was $2,500 in cash provided by financing activities.

As of June 30, 2016, the Company had $475 in cash, total current assets of $475 and total current liabilities of $314,629.

Going Concern

The Company's unaudited condensed financial statements are prepared using generally accepted accounting principles in the United States ("U.S. GAAP") applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $83,888 and $43,588 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, our accumulated deficit was $976,335 and $892,447, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

We had no contractual obligations as of June 30, 2016.

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

Based on the evaluation as of June 30, 2016, for the reasons set forth below, our sole officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, our sole officer concluded our internal controls over financial reporting were not effective as we lack resources to support full compliance.

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

