Form 10-K
period 2016-12-31
International Metals Streaming Corp.
filed 2017-02-17
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 333-182629

Environmental Packaging Technologies Holdings, Inc.
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

__________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: There is no public market for the Company’s common stock.

As of February 16, 2017, the registrant had 23,810,861 shares of common stock outstanding.

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS.

Our Corporate History and Structure

Environmental Packaging Technologies Holdings, Inc. (the "Company", "we, "us", or "our") was incorporated in Nevada on November 17, 2011, under the name "GS Valet, Inc." On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company ("Garden State Valet"), and the unit-holders of Garden State Valet (the "Unit-holders") to purchase all of the outstanding units of Garden State Valet. Garden State Valet was formed on June 15, 2011.

On August 9, 2013, six investors acquired 27,134,875 shares of our common stock then held by Neil Scheckter, who was our sole officer and director at the time. As a result, there was a change of control, as Mr. Scheckter relinquished his control of the Company and resigned from his positions. Immediately following their acquisition of the shares, one of the investors caused 8,886,663 shares that he acquired from Mr. Scheckter to be cancelled.

Also on August 9 and December 9, 2013, we sold a total of 4,070,581 shares of our common stock to four accredited investors (the "Investors") at $1.965 per share or gross proceeds of $8 million (the "Proceeds"), including $3 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company ("Preciosa"). Preciosa issued the notes to two of the Investors, who in turn assigned them to us. Preciosa repaid the notes to us in full in September 2013.

On December 9, 2013, we further sold 3,328,181 shares of our common stock at $0.000046 per share for gross proceeds of $153.

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

Accordingly, 4,070,581 shares in the aggregate were surrendered to us for cancellation. In addition, in November 2015, two additional shareholders surrendered an aggregate 3,328,181 shares of our common stock for cancellation and as thus as of December 31, 2015, there were 26,253,000 shares of our common stock outstanding. On September 22, 2016, the former sole officer and director surrendered an aggregate of 2,442,139 shares of our common which were cancelled for no consideration.

Recent Developments

On December 28, 2016, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with EPT Acquisition Corporation, a Delaware corporation (“Merger Sub”), and a direct wholly-owned subsidiary of ours and Environmental Packaging Technologies, Inc., a Delaware corporation (“EPT”).

EPT was incorporated in 2011 with headquarters in Houston, Texas, manufacturing facilities in Zeeland, Michigan, operations in over five countries and sales in over twenty-eight countries throughout the world. EPT believes it has developed an efficient and economical way to safely transport bulk, non-hazardous liquids, offering products that provide innovative solutions to meet growing global demand. It has created a patented transportation system that consists of a two-ply plastic tube encased in a woven material that can be filled with up to 6,340 gallons of liquid. EPT primarily has two separate products – the Big Red Flexitank and its newest product Liquiride, launched in 2016. EPT’s products have been used to ship hundreds of different products from bio diesel, wine, juice, milk, high-fructose corn syrup, and even liquid latex. The Big Red Flexitank is a large single bag that fits within a 20’ shipping container and is secured by bulkheads. It has certifications for shipping on most of the world’s railways, roads and ships – a very difficult and time consuming process. EPT believes that it has the premiere product as it has a long history of the fewest leaks within the industry, with substantially less than 0.1% of all tanks developing a problem. In 2015, EPT sold approximately 20,000 Flexitanks and generated $16.5 million in revenues from those sales.

The newest product, Liquiride, is believed by EPT to be the only liquid shipping product that works for use with standard 40’ and 53’ shipping containers. A unique feature of Liquiride is the capability to have multiple flexitanks filled with different liquids within a single shipping container. EPT also believes that it is also the only product in which temperature control can be guaranteed as it can be shipped within a refrigerated (“reefer”) container. Liquiride has recently received certifications from the US and Canadian rail and highway authorities.

EPT has recently reached a five-year contractual agreement with one of the world’s largest shipping companies for the exclusive use of Liquiride within this company’s ocean-going reefer containers. EPT believe that this relationship will significantly increase revenues over the next several years.

Pursuant to the Merger Agreement, subject to and upon the terms and conditions of the Merger Agreement, Merger Sub shall be merged with and into EPT (the “Merger”) and EPT shall be the surviving corporation of the Merger and EPT shall become, as a result of the Merger, our direct wholly-owned subsidiary.

Immediately following the Merger, we shall have approximately 52,000,000 shares issued and outstanding of which (a) 40,000,000 such shares will be owned by the former EPT Stockholders, and (b) approximately 12,000,000 shares will be owned by our current shareholders. Upon completion of the Merger, the individuals designated by EPT shall be our sole directors and officers our current officer and director shall resign.

The Merger Agreement includes conditions, representations and warranties and covenants of the parties customary for a transaction of this nature. The Merger Agreement may be terminated after March 31, 2017 if the Merger has not closed by that date.

The foregoing descriptions of the Merger Agreement are not complete and are qualified in their entirety by reference to the Merger Agreement, which is referenced by the registrant's Current Report on Form 8-K filed on December 29, 2016.

On February 1, 2017, the Company’s director and holders the majority of the Company’s outstanding stock by written consent approved a name change from International Metals Streaming Corp. to Environmental Packaging Technologies Holdings, Inc. Further, in February 2017, the Company’s director approved a forward split of the Company’s outstanding and authorized common stock at a ratio of 2.17079 to 1. Both actions were filed with Secretary of State of the State of Nevada. The Company also requested that Financial Industry Regulatory Authority (“FINRA”) change the symbol from IMST to EPTI. The Company submitted an issuer company-related action notification form to FINRA requesting FINRA approve the name change, forward split and symbol change. The Company received FINRA’s approval on February 14, 2017 with an effective date of February 16, 2017 for the name change and forward stock split. The symbol change will be effective as of February 28, 2017.

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

Through December 31, 2016, we have incurred $877,553 in losses since our inception. We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2017 and, probably, into subsequent fiscal periods.

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

Current Business Plan

On December 28, 2016, we entered into the Merger Agreement with Merger Sub and Environmental Packaging Technologies, Inc., a Delaware corporation (“EPT”). See Business – Recent Developments

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering as a method of "going public." The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

If the merger with EPT is not completed, during the next 12 months, our only foreseeable cash requirements will relate to the payment of our SEC reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization. We anticipate that these funds will be provided to us in the form of loans from our present management. There are no written agreements requiring our management to provide these cash resources.

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

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended December 31, 2016 and 2015. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the OTC Markets (the "OTC Pink") under the symbol "EPTI." Previously, our common stock was listed on the OTC Bulletin Board under the symbols "IMST", "INST" and "GSVA".

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Through December 31, 2016, no shares of our common stock had traded, and we cannot assure you that a market for our common stock will develop, if at all.

Holders

There were 36 holders of record of our common stock as of February 16, 2017.

Transfer Agent

Our transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 11598, and whose telephone number is (212) 828-8436.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for year ended December 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the "Risk Factors," "Cautionary Notice Regarding Forward-Looking Statements" and "Description of Business" sections and elsewhere in this report. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," "predict" and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of December 31, 2013, however, we had not entered into any definitive agreement in connection with such business. In March 2014, we determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of December 31, 2016, the Company currently has nominal operations and minimal assets.

As disclosed in Business-Recent Developments, on December 28, 2016, we entered into an Agreement of Merger and Plan of Reorganization with EPT Acquisition Corporation, which is our wholly-owned subsidiary, and Environmental Packaging Technologies, Inc., a Delaware corporation (“EPT”). After the completion of the merger, our business will be the business of EPT.

Results of Operations

	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenue	$-	$-
General and administrative expenses	(88,799)	(98,498)
Loss from operations	(88,799)	(98,498)
Other income (expense)
Forgiveness of debt	116,188	4,000
Interest	(12,495)	(4,744)
Income (loss) from operations before income taxes	14,894	(99,241)
Income tax expense (benefit)	-	-
Net income (loss)	$14,894	$(99,241)

Revenue

For the years ended December 31, 2016 and 2015, we did not have any revenues from operations.

General and Administrative Expenses

For the years ended December 31, 2016 and 2015, our general and administrative expenses totaled $88,799 and $98,498, respectively. For the year ended December 31, 2016, the general and administrative expenses were primarily comprised of $82,311 in professional fees and $3,500 in consulting fees. For the year ended December 31, 2015, the general and administrative expenses were primarily comprised of $85,407 in professional fees and $6,000 in consulting fees.

Net Loss

For the year ended December 31, 2016, our loss from continuing operations was $(88,799), gain on forgiveness of debt of $116,188 and interest expense of $(12,495) for a total net income of $14,894 or $0.00 per common share (basic and diluted) as compared to the year ended December 31, 2015, our loss from continuing operations was $(98,498), gain on forgiveness of debt of $4,000 and interest expense of $(4,744) for a total net loss of $(99,241) or $(0.01) per common share (basic and diluted). Such decrease in losses was directly attributable to the forgiveness of debt.

Liquidity and Capital Resources

In summary, our cash flows are as follows (amounts in $):

	For the	For the
	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Net cash used in operating activities	$-	$(6,900)

Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$-	$5,448

There was no net cash used in operating activities for the year ended December 31, 2016. Net cash used in operating activities for the year ended December 31, 2015 was attributable to increased costs for professional and consulting fees.

There was no net cash provided by investing activities for year ended December 31, 2016 and 2015.

There was no net cash provided by financing activities for the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2015 was $5,448, related to proceeds from notes payable.

As of December 31, 2016, we had cash of $475, total current assets of $475 and current liabilities of $215,847.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2016.

Contractual Obligations

We had no contractual obligations at December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for years ended December 31, 2016 and 2015, together with the report of the independent registered public accounting firms thereon and the notes thereto, are presented beginning at page F-1.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Such evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2016.

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

Our sole officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Such evaluation was performed based on the framework in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our sole officer concluded our internal controls over financial reporting were not effective. We lack resources to support full compliance.

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

The following table identifies our current executive officers and directors as of the date of this report, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment

Michael Hlavsa	63	Chief Executive Officer, President, Chief Financial Officer, Secretary and Director	September 15, 2014

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during our fiscal years ended December 31, 2016 and 2015 by our principal executive officer and each of our other two highest paid executives.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Hlavsa, sole officer	2015	-0-	-0-	-0-	-0-	-0-	-0-	6,000	6,000
	2016	-0-	-0-	-0-	-0-	-0-	-0-	3,500	3,500

Outstanding Equity Awards at December 31, 2016 and 2015

None.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We currently have no employment agreement with our sole officer, nor any compensatory plans or arrangements resulting from his resignation, retirement or any other termination, from a change-in-control, or from a change in his responsibilities following a change-in-control.

Director Compensation

Michael Hlavsa was appointed as Director on September 15, 2014, his compensation during the fiscal years ended December 31, 2015 and 2016 are also reflected in the Summary Compensation Table above.

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity. We intend to develop such a policy in the near future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock beneficially owned on February 16, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. To the best of our knowledge, subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Common Stock Beneficially Owned
	Number of
	Shares	Percentage of
	beneficially	class beneficially
Executive officers and directors: (1)	owned (2)	owned (3)
Michael Hlavsa, sole officer and director	0	0.0%
All directors and executive officers as a group (1 person)	0	0.0%

5% Shareholders: (1)
Sundrive Holdings Corp. (4)	11,810,830	49.6%
Mithical Holdings Ltd.	2,755,674	11.6%
Widder Investments Inc.	2,379,279	9.9%
Sayson Capital LLC	1,230,966	5.2%

______________

*	Less than 1%.
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: 12303 Airport Way, Suite 200, Broomfield, Colorado 80021.
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

(3)	Unless otherwise noted, the number and percentage of outstanding shares of common stock is based upon 23,810,861 shares outstanding as of February 16, 2017.
(4)	The address of this stockholder is Suite 4, Henville Building, Main Street, Charlestown, Nevis 00109-700 West Indies.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent accountants are RBSM LLP ("RBSM "), whom we engaged on October 7, 2014. The following table shows the fees for audit and other services provided by RBSM in relation to our fiscal year ended December 31, 2016 and 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
Audit Fees (1)	$15,000	$13,000
Audit-related Fees (2)		-
Tax Fees (3)		-
All Other Fees (4)		-
Total	$15,000	$13,000

______________

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

Our audited financial statements for the years ended December 31, 2016 and 2015 are included in Part II, Item 8 of this Report.

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.2.1	Certificate of Amendment to Articles of Incorporation *
3.2.2	Certificate of Change *
3.3	Bylaws (1)
10.1	Rescission and Release Agreement dated as of March 11, 2014 (3)
10.2

Agreement of Merger and Plan of Reorganization, dated as of December 28 2016, by and among International Metals Streaming Corp., EPT Acquisition Corporation and Environmental Packaging Technologies, Inc.(4)

31.1	Section 302 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer *
32.1	Section 906 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer *
101.INST	XBRL Instance Document * †
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith
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

(1)	Incorporated by reference from the registrant's Registration Statement on Form S-1 filed on July 11, 2012
(2)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on September 26, 2013
(3)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on March 14, 2014
(4)	Incorporated by reference from the registrant's Current Report on Form 8-K filed on December 29, 2016

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC. (Registrant)

Date: February 17, 2017	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Michael Hlavsa	Director (Principal Executive Officer, Principal Financial Officer	February 17, 2017
Michael Hlavsa	and Principal Accounting Officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Environmental Packaging Technologies Holdings, Inc (formerly International Metals Streaming Corp.)

We have audited the accompanying consolidated balance sheets of Environmental Packaging Technologies Holdings, Inc. (formerly International Metals Streaming Corp.) (the “Company”), as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Packaging Technologies Holdings, Inc. (formerly International Metals Streaming Corp.) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying consolidated financial statements, the Company has accumulated deficit, working capital deficit and has not established an ongoing source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

February 17, 2017

New York, New York

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015

ASSETS

Cash	$475	$475
Total current assets	475	475

TOTAL ASSETS	$475	$475

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$215,847	$168,254
Notes payable	-	62,487
Total current liabilities	215,847	230,741

TOTAL LIABILITIES	215,847	230,741

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 108,539,500 shares authorized; 23,810,861 and 26,253,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,381	2,625
Additional paid-in-capital	659,800	659,556
Accumulated deficit	(877,553)	(892,447)
Total stockholders' deficit	(215,372)	(230,266)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475	$475

The accompanying notes are an integral part of these audited consolidated financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-

General and administrative expenses	(88,799)	(98,498)

Loss from operations	(88,799)	(98,498)

Other income (expense)
Forgiveness of debt	116,188	4,000
Interest	(12,495)	(4,744)

Income (loss) from operations before income taxes	14,894	(99,241)

Income tax expense (benefit)	-	-

Net income (loss)	$14,894	$(99,241)

Weighted average income (loss) per share - basic and dilutive	$0.00	$(0.00)

Weighted average shares outstanding - basic and dilutive	25,585,749	29,070,557

The accompanying notes are an integral part of these audited consolidated financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock
	$0.0001 par value		Additional	Accumulated
	Shares	Amount	Paid in Capital	(Deficit)	Total

Balance at December 31, 2014	29,581,181	$2,958	$659,223	$(793,206)	$(131,025)

November 5, 2015 - Share cancellation	(3,328,181)	(333)	333	-	-

Net loss for the year ended December 31, 2015	-	-	-	(99,241)	(99,241)

Balance at December 31, 2015	26,253,000	$2,625	$659,556	$(892,447)	$(230,266)

September 22, 2016 - Share cancellation	(2,442,139)	(244)	244	-	-

Net income for the year ended December 31, 2016	-	-	-	14,894	14,894

Balance at December 31, 2016	23,810,861	$2,381	$659,800	$(877,553)	$(215,372)

The accompanying notes are an integral part of these audited consolidated financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	For the Year	For the Year
	Ended	Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,894	$(99,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(116,188)	(4,000)
Changes in operating assets and liabilities:
Increase in accrued expenses	101,294	96,341
Net cash used in operating activities	-	(6,900)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	-	5,448
Net cash provided by financing activities	-	5,448

INCREASE (DECREASE) IN CASH	-	(1,452)

CASH, BEGINNING OF PERIOD	475	1,927

CASH, END OF PERIOD	$475	$475

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash Investing & Financing Activities:
Accrued expenses paid by noteholder	$33,290	$-
Cancellation of shares	$244	$-

The accompanying notes are an integral part of these audited consolidated financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 1 – NATURE OF BUSINESS

Overview of Organization

Environmental Packaging Technologies Holdings, Inc. (the "Company") was incorporated in the state of Nevada on November 17, 2011, under the name "GS Valet, Inc." On December 1, 2011, the Company entered into an agreement with Garden State Valet, LLC, a New Jersey limited liability company ("Garden State Valet"), and the unit-holders of Garden State Valet (the "Unit-holders") to purchase all of the outstanding units of Garden State Valet. Garden State Valet was formed on June 15, 2011.

Change in Control

On August 9, 2013, six accredited investors (the "Purchasers") acquired 27,134,875 shares of the Company's common stock in the aggregate then held by its former sole officer and director who, prior to such acquisition, held approximately 77.22% of the then issued and outstanding shares of common stock. Immediately thereafter, the Company caused 8,886,663 shares of its common stock that one of the Purchasers purchased to be cancelled pursuant to a Cancellation Agreement that the Company entered into with such Purchaser on August 9, 2013. As a result, the former sole officer and director relinquished his control of the Company and resigned, and a new sole officer and director was appointed in his place.

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

On December 28, 2016, the Company, EPT Acquisition Corporation, a newly-formed Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), and Environmental Packaging Technologies, Inc., a Delaware corporation (“EPT”) entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”)

Pursuant to the Merger Agreement, subject to and upon the terms and conditions of the Merger Agreement, Merger Sub shall be merged with and into EPT (the “Merger”) and EPT shall be the surviving corporation of the Merger and EPT shall become, as a result of the Merger, a direct wholly-owned subsidiary of the Company.

Immediately following the Merger, the Company shall have approximately 52,000,000 shares issued and outstanding of which (a) 40,000,000 such shares will be owned by the former EPT Stockholders, and (b) approximately 12,000,000 shares will be owned by the Company’s shareholders. Upon completion of the Merger, the individuals designated by EPT shall be our sole directors and officers and our officer and director shall resign.

The Merger Agreement includes conditions, representations and warranties and covenants of the parties customary for a transaction of this nature. The Merger Agreement may be terminated after March 31, 2017 if the Merger has not closed by that date.

As of December 31, 2016, the conditions precedent to complete the merger transaction had not been satisfied.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. As of December 31, 2016, there were no transactions in Merger Sub trial balance.

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Significant accounting policies are as follows:

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

Income (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the years ended December 31, 2016 and 2015, there were no potentially dilutive debt or equity instruments outstanding.

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

Income taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2016 and 2015, the Company has not recorded any unrecognized tax benefits.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

Recently Issued Standards

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations

In October 2016, the FASB issued ASU No 2016-16 - Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the tax effects of intercompany transactions, other than sales of inventory, to be recognized currently, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance will be effective for the first interim period of our 2019 fiscal year, with early adoption permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In June 2016, the FASB Issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

On March 15, 2016, the FASB issued ASU No. 2016-07, Investment—Equity Method and Joint ventures (Topic 323), To simplify the accounting for equity method investments, the amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

On March 3, 2016, the FASB issued ASU No. 2016-04, Liabilities —Extinguishments of Liabilities Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, when an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated standard is effective for us beginning in the first quarter of fiscal 2020. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had net income and incurred (losses) of $14,894 and ($99,241) for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, our accumulated deficit was $877,553 and $892,447, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 4 – NOTES PAYABLE, THIRD PARTY

On April 4, 2014, the Company issued a note payable to a third party in the amount of $57,039. The note was due and payable on April 4, 2015 and carries an interest rate of 8% per annum. As of December 31, 2016 and 2015, there is $0 and $7,951, respectively in accrued interest related to the note payable included in accrued expenses.

On April 2, 2015, the Company issued a note payable to a third party in the amount of $2,500. The note is due and payable on April 2, 2016 and carries an interest rate of 8% per annum. As of December 31, 2016 and 2015, there is $0 and $150, respectively in accrued interest related to the note payable included in accrued expenses.

On November 12, 2015, the Company issued a note payable to a third party in the amount of $2,948. The note is due and payable on November 11, 2016 and carries an interest rate of 8% per annum. As of December 31, 2016 and 2015, there is $0 and $32, respectfully in accrued interest related to the note payable included in accrued expenses.

On March 30, 2016, the Company issued a note payable to a third party in the amount of $18,290. The note is due and payable on March 29, 2017 and carries an interest rate of 8% per annum. As of December 31, 2016 there is $738 in accrued interest related to the note payable included in accrued expenses.

On September 30, 2016, the Company issued a note payable to a third party in the amount of $15,000. The note is due and payable on September 29, 2017 and carries an interest rate of 8% per annum. As of December 31, 2016, there is $0 in accrued interest related to the note payable included in accrued expenses.

Effective September 30, 2016, the Company was able to secure release of obligations of $108,688 with respect to the above notes payable and accrued interest which was recorded as gain on forgiveness of debt.

NOTE 5 – INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the years ended December 31, 2016 and 2015, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $877,553 and $892,447 respectively, which expire beginning in year 2031. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	December 31,
	2016	2015
Federal:
Current	$5,213	$(34,734)
Deferred	(312,357)	(277,622)
	(307,144)	(312,356)

Change in valuation allowance	307,144	312,356)

Income tax provision (benefit)	$-	$-

Following tax rates were used to calculate deferred taxes for the years ended December 31, 2016 and 2015:

Statutory federal income tax rate	35.00%
Effective tax rate	35.00%

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of December 31, 2016 and 2015.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2016 and 2015, the Company incurred consulting fees of $3,500 and $6,000 respectively, provided by its current officer and director.

NOTE 8 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share ("Preferred Stock"). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 108,539,500 shares of common stock with a par value of $0.0001 per share ("Common Stock"). On October 7, 2013, the Company's board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock. On February 1, 2017, the Company’s board of directors approved a 2.17079 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the "Stock Split") which was approved by FINRA.on February 14, 2017 with an effective date of February 16, 2017. These notes and the accompanying consolidated financial statements give retroactive effect to the Stock Forward Split. The Company had 23,810,861 and 26,253,000 shares of Common Stock issued and outstanding at December 31, 2016 and 2015, respectively.

On August 9, 2013, the Company sold 3,052,864 shares of Common Stock (the "Initial Shares") at $1.965 per share to two accredited investors (the "Initial Investors"). The closing thereof occurred on August 9, 2013 with gross proceeds to the Company of $6 million in connection thereof, comprised of $1 million in cash and $5 million in promissory notes issued by Preciosa Streaming Company Inc., a Barbados company ("Preciosa"). Preciosa issued the promissory notes to the Initial Investors, who, in turn, assigned them to the Company at the Closing pursuant to a Note Assignment Agreement entered into by and between Company and each Initial Investor on August 9, 2013. Preciosa repaid these notes in full to the Company on September 20, 2013. Preciosa also reimbursed to the Company $28,263 in legal fees incurred by the Company. The cash proceeds from issuance of the Initial Shares were placed into a trust account maintained by the Company's counsel until such time that the Company could establish a bank account. However, on March 11, 2014, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors.

On August 9, 2013, the Company caused 8,886,663 shares of Common Stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such stockholder on August 9, 2013. The Company recognized a loss of $164 on the cancellation of this stock.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Consolidated Financial Statements

December 31, 2016

On December 9, 2013, the Company sold 1,017,716 shares of Common Stock (with the Initial Shares, collectively the "Shares") at $1.965 per share to two accredited investors (with the Initial Investors, collectively the "Investors"). The closing thereof occurred on December 9, 2013, with gross proceeds to the Company of $2 million. The cash proceeds from issuance of these shares were placed into a trust account maintained by the Company's counsel until such time that the Company could establish a bank account. However, on March 11, 2014, the proceeds, less the costs incurred in the pursuit of the metals streaming business, were returned to the investors.

On December 9, 2013, the Company sold 3,328,181 shares of Common Stock at $0.000046 per share for gross proceeds of $153.

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

On March 11, 2014, $7,389,184 of the $8 million proceeds from the sale of 4,070,581 shares of Common Stock, less costs of $610,816, was returned to the Investors. In connection therewith, the certificates representing such shares have been surrendered to the Company for cancellation.

On November 5, 2015, two shareholders surrendered an aggregate of 3,328,181 shares of Common Stock to the Company and cancelled for no consideration.

On September 22, 2016, the former sole officer and director surrendered an aggregate of 2,442,139 shares of Common Stock to the Company which were cancelled for no consideration.

NOTE 9 – SUBSEQUENT EVENTS

On February 1, 2017, the Company’s director and holders the majority of the Company’s outstanding stock by written consent approved a name change from International Metals Streaming Corp. to Environmental Packaging Technologies Holdings, Inc. Further, in February 2017, the Company’s director approved a forward split of the Company’s outstanding and authorized common stock at a ratio of 2.17079 to 1. The Company also requested that Financial Industry Regulatory Authority (“FINRA”) change the symbol from IMST to EPTI. The Company submitted an issuer company-related action notification form to FINRA requesting FINRA approve the name change, forward split and symbol change. The Company received FINRA’s approval on February 14, 2017 with an effective date of February 16, 2017.

The Company has evaluated subsequent events through the date these consolidated financial statements, and determined that there are no additional reportable subsequent events.

