Form 10-Q
period 2017-03-31
Environmental Packaging Technologies Holdings, Inc.
filed 2017-06-01
CIK 1553734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-182629

Environmental Packaging Technologies Holdings, Inc.
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 22, 2017, the registrant had 23,810,853 shares of common stock, par value $0.0001 per share, outstanding.

TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
(FORMERLY INTERNATIONAL METALS STREAMING CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Cash	$475	$475
Total Current Assets	475	475

TOTAL ASSETS	$475	$475

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$39,767	$215,847
Due to related party	7,256	-
Total current liabilities	47,023	215,847

TOTAL LIABILITIES	47,023	215,847

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 108,539,500 shares authorized; 23,810,853 shares issued and outstanding at March 31, 2017 and December 31, 2016	2,381	2,381
Additional paid-in-capital	843,658	659,800
Accumulated deficit	(892,587)	(877,553)
Total stockholders' deficit	(46,548)	(215,372)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$475	$475

The accompanying notes are an integral part of these unaudited condensed financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
(FORMERLY INTERNATIONAL METALS STREAMING CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarter	For the Quarter
	Ended	Ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-

General and administrative expenses	15,034	71,566

Loss from operations	(15,034)	(71,566)

Other income (expense)

Interest	-	(1,237)

Loss from operations before income taxes	(15,034)	(72,803)

Income tax expense (benefit)	-	-

Net loss	$(15,034)	$(72,803)

Weighted average loss per share - basic and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and dilutive	23,810,861	26,253,000

The accompanying notes are an integral part of these audited condensed financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
(FORMERLY INTERNATIONAL METALS STREAMING CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional
	$0.0001 par value		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	26,253,000	$2,625	$659,556	$(892,447)	$(230,266)

September 22, 2016 - Share cancellation	(2,442,139)	(244)	244		-

Net income for the year ended December 31, 2016	-	-	-	14,894	14,894

Balance at December 31, 2016	23,810,861	$2,381	$659,800	$(877,553)	$(215,372)

Shares returned to treasury	(24,999)	(2)	2		(0)

Share exchange for liability	24,999	2	183,856		183,858
Common Stock cancelled in forward stock split of 1:2.17079 on February 16, 2017.	(8)	-	-	-	-
Net loss for the quarter ended March 31, 2017	-	-	-	(15,034)	(15,034)

Balance at March 31, 2017	23,810,853	$2,381	$843,658	$(892,587)	$(46,548)

The accompanying notes are an integral part of these unaudited condensed financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
(FORMERLY INTERNATIONAL METALS STREAMING CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	For the Quarter	For the Quarter
	Ended	Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(15,034)	$(72,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses	7,778	72,803
Increase in amounts due to related party	7,256	-
Net cash used in operating activities	0	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF PERIOD	475	475

CASH, END OF PERIOD	$475	$475

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Noncash Investing & Financing Activities:
Accrued expenses paid by noteholder	$-	$18,290
Common stock issued for accrued expenses	$183,858	$-

The accompanying notes are an integral part of these audited condensed financial statements

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Change in Control:

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

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulation of the Securities Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. These unaudited condensed financial statements should be read in conjunction with our audited condensed financial statements and explanatory notes for the year ended December 31, 2016 as disclosed in the Company's Form 10-K for that year as filed with the Securities and Exchange Commission on February 17, 2017.

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

The Merger Agreement includes conditions, representations and warranties and covenants of the parties customary for a transaction of this nature. The Merger Agreement may be terminated after May 31, 2017 if the Merger has not closed by that date.

As of March 31, 2017, the conditions precedent to complete the merger transaction had not been satisfied.

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

Income Loss Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. During the three months ended March 31, 2017 and 2016, there were no potentially dilutive debt or equity instruments outstanding.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

Cash

The Company presently maintains cash in an attorney trust account until such time that the Company establishes a bank account.

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

Recently Issued Standards

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “'Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-06 will have a material impact on its unaudited condensed consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company does not anticipate the adoption of ASU 2017-05 will have a material impact on its unaudited condensed consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its unaudited condensed consolidated financial statements.

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

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

On March 15, 2016, the FASB issued ASU No. 2016-07, Investment—Equity Method and Joint ventures (Topic 323), To simplify the accounting for equity method investments, the amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investors previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 3 – GOING CONCERN

The Company's unaudited condensed financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $15,034 and $72,803 for the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, our accumulated deficit was $892,587 and $877,553, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - NOTES PAYABLE, THIRD PARTY

The Company had no notes payable to third parties as of March 31, 2017.

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

Effective September 30, 2016, the Company was able to secure release of obligations of $108,688 with respect to the above notes payable and accrued interest which was recorded as gain on forgiveness of debt during the year ended December 31, 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of March 31, 2017 and December 31, 2016.

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, the Company incurred consulting fees of $1,500 and $1,000, respectively, for services provided by its current officer and director.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 7 – EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share ("Preferred Stock"). No Preferred Stock has been issued to date.

Common Stock

The Company is authorized to issue 108,539,500 shares of common stock with a par value of $0.0001 per share ("Common Stock"). On October 7, 2013, the Company's board of directors approved a 2.5 for 1 forward stock-split of its issued and outstanding shares of Common Stock (the "Stock Split"). The Stock Split affected all shares of Common Stock outstanding immediately prior to the record date of October 3, 2013, and each stockholder of one share of Common Stock as of such record date received 2.5 shares of Common Stock. The Stock Split did not affect the par value of the Common Stock. No fractional shares were issued. The Stock Split increased the number of issued and outstanding shares of Common Stock from 5,400,035 to 13,500,092. These notes and the accompanying unaudited condensed consolidated financial statements give retroactive effect to the Stock Split. The Company had 23,810,853 shares of Common Stock issued and outstanding at March 31, 2017 and December 31, 2016.

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

On August 9, 2013, the Company caused 8,886,662 shares of Common Stock held by a stockholder to be cancelled pursuant to a Cancellation Agreement entered into by and between the Company and such stockholder on August 9, 2013. The Company recognized a loss of $164 on the cancellation of this stock.

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

On December 9, 2013, the Company sold 3,328,181 shares of Common Stock at $0.0001 per share for gross proceeds of $153.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.

(FORMERLY INTERNATIONAL METALS STREAMING CORP.)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

On September 22, 2016, the former sole officer and director surrendered an aggregate of 2,442,139 shares of Common Stock to the Company which were cancelled.

On February 1, 2017, a shareholder surrendered 24,999 shares of Common Stock to the Company which was immediately reissued to former legal counsel in connection with a settlement agreement regarding outstanding liabilities.

On February 1, 2017, the Company’s director and holders the majority of the Company’s outstanding stock by written consent approved a name change from International Metals Streaming Corp. to Environmental Packaging Technologies Holdings, Inc. Further, in February 2017, the Company’s director approved a forward split of the Company’s outstanding and authorized common stock at a ratio of 2.17079 to 1. The Company also requested that Financial Industry Regulatory Authority (“FINRA”) change the symbol from IMST to EPTI. The Company submitted an issuer company-related action notification form to FINRA requesting FINRA approve the name change, forward split and symbol change. The Company received FINRA’s approval on February 14, 2017 with an effective date of February 16, 2017. These notes and the accompanying unaudited condensed consolidated financial statements give retroactive effect to the Stock Split

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements, and determined that there are no additional reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our condensed results of operations, financial condition and liquidity position for the three months ended March 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the information filed as part of the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on February 17, 2017. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

Environmental Packaging Technologies Holdings, Inc. (the "Company", "we, "us", or "our") was incorporated in Nevada on November 17, 2011, under the name "GS Valet, Inc." In 2011, we acquired Garden State Valet with the intent of going into the valet parking business. In August and December 2013, we raised $8 million in gross proceeds from sales of our common stock to four accredited investors, and intended to pursue a metals streaming business by acquiring and managing precious metals streams, royalties and other similar interests. In connection with such business, we changed our name and our fiscal year end, and the operations of Garden State Valet ceased in October 2013.

As of December 31, 2013, however, we had not entered into any definitive agreement in connection with such business. In March 2014, we determined that the metals streaming business was no longer desirable, and have ceased pursuing such business. As of December 31, 2016, the Company currently has nominal operations and minimal assets.

As disclosed in Business-Recent Developments, on December 28, 2016, we entered into an Agreement of Merger and Plan of Reorganization with EPT Acquisition Corporation, which is our wholly-owned subsidiary, and Environmental Packaging Technologies, Inc., a Delaware corporation (“EPT”). The transactions contemplated by the merger agreement are expected to close by May 31, 2017. After the completion of the merger, our business will be the business of EPT.

Results of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Revenue	$-	$-
General and administrative expenses	15,034	71,566

Loss from operations	(15,034)	(71,566)
Other income (expense)

Interest	-	(1,237)
Loss from operations before income taxes	(15,034)	(72,803)
Income tax expense (benefit)	-	-
Net loss	$(15,034)	$(72,803)

Revenue

For the three ended March 31, 2017 and 2016, we did not have any revenues from operations.

General and Administrative Expenses

For the three months ended March 31, 2017 and 2016, our general and administrative expenses totaled $15,034 and $71,566, respectively. This expense is primarily related to professional fees and consulting expenses incurred during the three months ended March 31, 2017 and 2016.

Net Loss

For the three months ended March 31, 2017, our net loss was $15,034, or $(0.00) per common share (basic and diluted), as compared to a net loss of $72,803, or $(0.00) per common share (basic and diluted), for the same period in 2016, resulting in a decrease in total net loss of $57,769. Such decrease in net losses was directly attributable to a reduction in professional fees.

Liquidity and Capital Resources

In summary, our cash flows are as follows:

For the three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net cash used in operating activities	$--	$-
Net cash provided by investing activities	$-	$-
Net cash provided by (used in) financing activities	$-	$-

As of March 31, 2017, the Company had a stockholders' deficit of $46,548. For the three months ended March 31, 2017 and 2016, the Company had a net loss of $15,034 and $72,803, respectively. As of March 31, 2017, the Company had $475 in cash, total current assets of $475 and total current liabilities of $47,023.

There was no net cash used in operating activities, investment activities or financing activities for the three months ended March 31, 2017 and 2016.

Going Concern

The Company's unaudited condensed consolidated financial statements are prepared using US GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had incurred net losses of $15,034 and $72,803 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, our accumulated deficit was $892,587 and $877,553, respectively. The Company has not established an ongoing source of revenues sufficient to cover its operating costs, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the sufficiency of its capital or obtaining additional capital to fund operating losses. If the Company requires or is unable to obtain additional capital, it could be forced to cease operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

We had no contractual obligations as of March 31, 2017.

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

Recently Issued Standards

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “'Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-06 will have a material impact on its unaudited condensed consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company does not anticipate the adoption of ASU 2017-05 will have a material impact on its unaudited condensed consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its unaudited condensed consolidated financial statements.

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

On March 15, 2016, the FASB issued ASU No. 2016-07, Investment—Equity Method and Joint ventures (Topic 323), To simplify the accounting for equity method investments, the amendments in the Update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investors previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Such evaluation included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this annual report. Our management has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2017.

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

Our sole officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017. Such evaluation was performed based on the framework in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon such evaluation, our sole officer concluded our internal controls over financial reporting were not effective. We lack resources to support full compliance.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three months and year ended March 31, 2017 and December 31, 2016. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Packaging Technologies Holdings, Inc.

Dated: June 1, 2017	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: June 1, 2017	By:	/s/ Michael Hlavsa
Michael Hlavsa
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

