Form 10-Q
period 2017-06-30
Environmental Packaging Technologies Holdings, Inc.
filed 2018-03-16
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _________________________

Commission file number 0-5703

Environmental Packaging Technologies Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-5634033
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6100 West by Northwest, Suite 110, Houston, Texas 77040
(Address of Principal Executive Offices) (Zip Code)

(646) 229-3639
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 14, 2018 there were 67,437,023 shares of Common Stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$780,858	$814,778
Restricted cash	1,075,000	-
Accounts receivable, net	2,672,925	2,878,469
Inventories, net	2,139,505	2,217,674
Short-term deposits	245,250	-
Prepaid expense and other current assets	1,313,362	92,163
Total Current Assets	8,226,900	6,003,084
Fixed Assets, net	116,833	-

Total Assets	$8,343,733	$6,003,084

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$2,831,272	$3,026,480
Accounts payable - related parties	68,105	130,552
Accrued liabilities	1,231,791	1,141,849
Short-term notes	575,000	4,720,000
Short-term line of credit, net	3,513,393	-
Advance from customer	497,689	497,689
Other short-term liabilities	524,178	418,500
Short-term investment loan	-	13,964,664
Total Current Liabilities	9,241,428	23,899,734
Other long-term liabilities	65,810	48,333
Total Liabilities	9,307,238	23,948,067

Commitments and Contingencies (Note 16)

Stockholders' Deficit
Preferred stock, $.001 par value; authorized shares - 1,000,000; 998 shares issued or outstanding at June 30, 2017; no shares issued and outstanding at December 31, 2016	1	-
Additional paid-in capital - Preferred Stock	997,999	-
Common stock, $.001 par value; authorized shares - 90,000,000; 60,596,023 shares issued and outstanding at June 30, 2017 and 29,195,260 shares issued and outstanding at December 31, 2016	60,596	40,232
Additional paid-in capital - Common Stock	41,683,535	25,422,750
Additional paid-in capital-Warrants	106,668	-
Accumulated deficit	(46,325,317)	(43,460,290)
Obligation to issue shares	2,585,156	-
Accumulated other comprehensive income	(72,143)	52,325
Total Stockholders' Deficit	(963,505)	(17,944,983)
Total Liabilities and Stockholders' Deficit	$8,343,733	$6,003,084

The accompanying notes are an integral part of these consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenues	$4,121,020	$4,543,393	$9,084,334	$8,480,546

Cost of goods sold	(3,487,896)	(3,825,878)	(7,776,173)	(4,584,541)

Gross profit	633,124	717,515	1,308,161	3,896,005

Selling, general and administrative expenses	(1,262,295)	(976,640)	(2,293,124)	(1,995,875)

Operating (loss) income	(629,171)	(259,125)	(984,963)	1,900,130

Interest and finance expense, net	(1,472,890)	(185,800)	(1,783,858)	(328,295)
Amortization expense	(93,985)	(116,009)	(98,992)	(232,019)
Other income	111,828	-	160,555	-
Other expenses	(17,571)	(17,929)	-	10,861
Other taxes	(57,372)	(494)	(104,917)	(12,514)
(Loss) Income before income taxes	(2,159,161)	(579,357)	(2,812,175)	1,338,163

Income tax (expense) benefit	(65,950)	92,032	(44,219)	(129,531)

Net (loss) / income	$(2,225,111)	$(487,325)	$(2,856,394)	$1,208,632

Comprehensive (loss) / income
Net (loss) / income	$(2,225,111)	$(487,325)	$(2,856,394)	$1,208,632
Foreign currency translation adjustments	(167,631)	17,693	(124,468)	(52,050)

Comprehensive (loss) / income	$(2,392,742)	$(469,632)	$(2,980,862)	$1,156,582

Weighted average shares outstanding (basic)	36,217,426	16,984,179	36,217,426	16,984,179
Weighted average shares outstanding (dilutive)	38,215,866	29,184,271	38,215,866	29,184,271

Earnings (loss) per share (primary)	$(0.06)	$(0.03)	$(0.08)	$0.07
Earnings (loss) per share (dilutive)	$(0.06)	$(0.02)	$(0.07)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2017 (unaudited) AND YEAR ENDED DECEMBER 31, 2016

	Preferred Stock		Additional Paid-in Capital	Common Stock		Additional Paid-in Capital - Common Stock	Additional Paid-in Capital - Warrants	Obligation to issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount		Shares (1)(2)	Amount
Balance as of December 31,2015	189,920	$190	$18,991,834	3,789,970	$3,769	$6,464,647	$-	$2,418	$(43,280,632)	$72,574	$(17,745,200)
Conversion of preferred shares to common shares	(189,920)	(190)	(18,991,834)	18,991,830	18,992	18,992,024	-	(18,992)	-	-	-
Issuance of shares under short-term debt agreement	-	-	-	3,184,460	3,184	-	-	(3,184)	-	-	-
Issuance of shares for payment of expenses	-	-	-	3,250,000	3,250	-	-	(3,126)	-	-	124
Foreign currency translation	-	-		-	-	-	-	-	-	(20,249)	(20,249)
Net (loss) for the year ended December 31, 2016	-	-	-	-	-	-	-	-	(179,658)	-	(179,658)
Balance as of December 31, 2016	-	$-	$-	29,195,260	$29,195	$25,456,671	$-	$(22,884)	$(43,460,290)	$52,325	$(17,944,983)
Issuance of shares for payment of expenses	-	-	-	875,000	875	-	-	50,000	-	-	50,875
Issuance of preferred shares under debt conversion	998	1	997,999	-	-	-	-	-	-	-	998,000
Issuance of shares under subordinated note conversion	-	-	-	9,879,740	9,880	13,954,784	-	-	-	-	13,964,664
Conversion of warrants	-	-	-	1,010,000	1,010	-	-	-	-	-	1,010
Issuance of shares under debt conversion	-	-	-	2,016,000	2,016	755,984	-	-	-	-	758,000
Issuance of shares from merger	-	-	-	12,000,023	12,000	(12,000)	-	-	-	-	-
Issuance of shares under Private Placement	-	-	-	5,620,000	5,620	2,804,380	-	2,552,000	-	-	5,362,000
Payment of expenses related to the merger	-	-	-	-	-	(550,000)	-	-	-	-	(550,000)
Payment of expenses related to fundraising	-	-	-	-	-	(427,016)	-	-	-	-	(427,016)
Issuance costs	-	-	-	-	-	(192,600)	-	-	-	-	(192,600)
Issuance of shares for payment of compensation	-	-	-	-	-	-	-	6,040	-	-	6,040
Conversion of warrants						(106,668)	106,668	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	(124,468)	(124,468)
Prior Period Adjustments	-	-	-	-	-	-	-	-	(8,633)(3)	-	(8,633)
Net (loss) for the six months ended June 30, 2017	-	-	-	-	-	-	-	-	(2,856,394)	-	(2,856,394)

Balance as of June 30, 2017	998	$1	$997,999	60,596,023	$60,596	$41,683,535	$106,668	$2,585,156	$(46,325,317)	$(72,143)	$(963,505)

(1)
This schedule incorporates the reduction of the total number of common and preferred shares issued and outstanding via a 100-to-1 reverse split in March of 2016.
(2)
This schedule incorporates the increase of the total number of common shares issued and outstanding via a 10-to-1 stock split in April of 2017.
(3)
Due to U.S. F/X adjustment as a result of 2016 audit and Korea prior period adjustments made as a result of expenses/AP, sales/AR, and inventory count updates
Arising from Q2 2017 accounting system implementation/review.

The accompanying notes are an integral part of these consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2017	2016
Operating Activities
Net (loss) / income	$(2,856,394)	$1,208,632
Adjustment to reconcile net (loss) / income to net cash used in operating activities
Depreciation	11,791	-
Amortization of debt issuance costs	-	232,019
Recovery of bad debt	4,263	-
Inventory obsolescence	57,853	50,513
Provision for warranty cost	4,933	(1,615)
Accounts receivable	201,281	(492,953)
Inventories	20,316	(2,004,670)
Short-term Deposits	(245,250)	-
Prepaid expense and other current assets	(453,699)	(7,304)
Fixed Assets	(128,624)	-
Accounts payable	(257,655)	(62,916)
Accrued expenses	-	18,610
Accrued liabilities	85,009	-
Other short-term liabilities	116,222	(10,971)
Other long-term liabilities	17,477	(5,695)
Net cash used in operating activities	(3,422,477)	(1,076,350)

Financing Activities
Proceeds from short-term borrowings	453,364	150,000
Proceeds from other short-term liabilities	955,000	775,000
Proceeds from short-term line of credit	3,513,393	-
Issuance of shares under private placement	4,594,500	-
Payment of expenses related to the merger	(550,000)	-
Payment of expenses related to fundraising	(427,016)	-
Repayments of short-term borrowings	(3,858,364)	(300,000)
Repayments of other short-term liabilities	(965,544)	(168,654)
Net cash provided by financing activities	3,715,333	456,346
Effect of exchange rate fluctuations on cash	(326,776)	51,266

Net decrease in cash	(33,920)	(568,738)
Cash at beginning of period	814,778	1,022,716
Cash at end of period	$780,858	$453,978
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$928,578	$131,482
Income taxes	$44,219	$129,531
Non-cash financing activities:
Issuance of shares under subordinated note conversion	$14,704,664	-
Conversion of preferred shares to common shares	$-	$18,992,024
Issuance of shares under short-term debt agreement	$12,000	$3,184
Issuance of shares for payment of expenses	$875	$3,250

The accompanying notes are an integral part of these consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION AND NATURE OF BUSINESS

Environmental Packaging Technologies, Inc. (the “Company” and, or “EPT”) is a Delaware corporation incorporated August 8, 2011 with operations in Holland, Michigan, and is currently headquartered in Houston, Texas. The Company engages in the manufacturing and sale of flexitanks, a specialty product that is being used for the transport of bulk liquid cargo. The Company conducts its business primarily through its U.S. operation in Michigan, and its subsidiaries in Korea and the Netherlands. The Company’s main products include Big Red Flexitanks and Liquirides; and they are sold in various countries around the world.

2.    INTERIM FINANCIAL STATEMENTS

The interim Consolidated Financial Statements of Environmental Packaging Technologies Holdings, Inc. and its subsidiaries ("EPTI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2016 Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report within Form 8-K for the year ended December 31, 2016.

3.    GOING CONCERN
The Company has an accumulated deficit as of June 30, 2017 of ($46,325,317). This accumulated deficit is primarily the result of non-cash write-off of impaired assets of $29,272,766. At June 30, 2017, the Company’s total current liabilities of $9.3 million exceeded its total current assets of $8.3 million, resulting in a working capital deficit of $1.0 million, while at December 31, 2016, the Company’s total current liabilities of $23.9 million exceeded its total current assets of $6 million, resulting in a working capital deficit of $17.9 million. The $16.9 million increase in the working capital deficit is primarily related to decreases in current liabilities as of June 30, 2017 due to the conversion of a subordinated note to shares of common stock and by increases in current assets, primarily other assets.

The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations and/or obtain additional financing from shareholders and/or other third parties. In order to address the need to satisfy continuing obligations and realize its long-term strategy, management’s plans include continuing to fund operations with cash received from financing activities, however, there are no guarantees that any of future financings will close.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation

The consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of EPT included in the Company’s Annual Report on Form 8-K for the year ended December 31, 2016.

(b)
Organization and principals of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. The 100% owned subsidiaries include Environmental Packaging Latin America South S.R.L located in Buenos Aires, Argentina, EPT Packaging Europe B.V. located in Rotterdam, The Netherlands, and EPTPAC Korea Co. Ltd., located in Seoul, Korea.
For all periods presented, all significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included.

(c)
Fair Value of Financial Instruments

The Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●
Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
●
Level 2: Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
●
Level 3: Unobservable inputs that reflect management’s assumptions based on the best available information.

The carrying value of accounts receivable, inventories, prepaid expenses and other current assets, accounts payable, accrued liabilities, advance from customer, other short-term liabilities, and short-term investment loan approximate their fair values because of the short-term nature of these instruments. The carrying value of the long-term investment loan and other long-term liabilities approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any assets or liabilities that are required to be re-measured at fair value at a recurring basis in accordance with ASC 820.

(d)
Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include allowance for doubtful accounts, provision for income taxes, product warranty, and valuation of deferred tax assets. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

(e)
Translation of Foreign Currency

The accounts of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company’s functional currency is the U.S. dollars (“USD”) and the accompanying consolidated financial statements are presented in USD. Foreign currency transactions are translated into USD using the fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The Company translates foreign currency financial statements of its subsidiaries in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the US Treasury at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity of the Company.

(f)
Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the U.S., Korea and the Netherlands. As of June 30, 2017, and December 31, 2016, cash balances of $780,858 and $814,778, respectively, are not insured by the Federal Deposit Insurance Corporation or other programs. As of June 30, 2017, and December 31, 2016 the Company did not have any cash equivalents.

As of June 30, 2017, the Company had a balance of $1,075,000 designated as restricted cash. The funds are held in an escrow account and were released to the company in the third quarter of 2017.

(g)
Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of June 30, 2017, and December 31, 2016, the allowance for doubtful accounts totaled $25,037 and $20,773, respectively.

(h)
Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market, with cost determined under the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or slow-moving or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of revenues. The Company recorded a reserve for slow-moving inventory of $91,544 and $88,959 at June 30, 2017 and December 31, 2016, respectively.

(i)
Revenue Recognition

The Company generates revenue primarily from the sales of flexitanks and delivery of related services. The Company recognizes revenue from product sales when persuasive evidence of a sale exists: that is, a product is shipped under an agreement with a customer, risk of loss and title has passed to the customer; the fee is fixed or determinable; and collection of the resulting receivable is reasonably assured. Sales allowances are estimated based upon historical experience of sales returns.

Advance payments and deposits received from customers prior to the provision of services and recognition of the related revenues are presented as advance from customer in the accompanying consolidated balance sheet.

(j)
Product Warranty

The Company provides warranty on sales of its flexitanks; in general, the warranty is effective one-year from the date of shipment. The Company records a liability for an estimate of costs that it may incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company’s warranty liability include the number of flexitanks sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractor’s the company has made provision for warranty cost based on .75% of product sales. The Company has made a provision for warranty cost of $70,526 and $65,593 as of June 30, 2017 and December 31, 2016, respectively, within accrued liabilities in the accompanying consolidated balance sheet.

	Six months ended June 30, 2017	Year ended December 31, 2016
Product warranty liability:
Opening balance	$65,593	$64,195
Accruals for product warranties issued in the period	4,933	1,398
Ending liability	$70,526	$65,593

(k)
Shipping and Handling

In accordance with FASB ASC 605-45 (Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”), the Company includes shipping and handling fees billed to customers in net revenues. Amounts incurred by the Company for freight are included in cost of goods sold.

(l)
Segment Reporting

“Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company’s management considers its business to comprise three segments for reporting purposes. (See Note 15)

(m)
 Computation of Earnings (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Average outstanding primary shares was 36,217,426 and 16,984,179 for the six months ended June 30, 2017 and 2016, respectively. On a dilutive basis, the average outstanding dilutive shares was 38,215,866 and 29,184,271 for the six months ended June 30, 2017 and 2016, respectively. Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.

(n)
Taxation

Because the Company and its subsidiaries are incorporated in different jurisdictions, they file separate income tax returns. The Company uses the liability method of accounting for income taxes in accordance with US GAAP. Deferred taxes, if any, are recognized for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided against deferred tax assets if it is more likely than not that the asset will not be utilized in the future.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively.

(o)
Comprehensive Income

The Company reports comprehensive income in accordance with the FASB issued authoritative guidance that establishes standards for reporting comprehensive income and its component in consolidated financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

(p)
Derivative Financial Instruments

When the Company issues debt that contains a conversion feature, the Company first evaluates whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying’s, typically the price of the Company's stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

When the Company issues warrants to purchase our common stock, we must evaluate whether they meet the requirements to be treated as a derivative. Generally, warrants would be treated as a derivative if the provisions of the warrant agreement create uncertainty as to a) the number of shares to be issued upon exercise; or b) whether shares may be issued upon exercise.

If the conversion feature within convertible debt or warrants meet the requirements to be treated as a derivative, we estimate the fair value of the derivative liability using the Black-Scholes Option Pricing Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statement of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheet as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

As of June 30, 2017, the Company does not consider any of the convertible debt and related warrants issued in 2017 to be considered derivatives and therefore there is no requirement to record the convertible debt and related warrants at their estimated fair values.

(q)
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires the recognition of lease assets and lease liabilities on the balance sheets of lessees, along with the disclosure of key information about leasing arrangements. When effective, the ASU will supersede, and add Topic to the FASB ASC. In addition to replacing with FASB ASC 842, it also amends and supersedes a number of other paragraphs throughout the FASB ASC. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is still evaluating the impact ASU 2016-02 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s consolidated financial statement presentation or disclosures.

 5.    ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:
	June 30,	December 31,
	2017	2016
Trade accounts receivable	$2,697,962	$2,899,242
Less: allowance for doubtful accounts	(25,037)	(20,773)
Total accounts receivable, net	$2,672,925	$2,878,469

6.    INVENTORIES, NET

The Company’s inventories are as follows:
	June 30,	December 31,
	2017	2016
Raw materials	$364,498	$533,132
Finished goods	1,866,551	1,773,501
Less: allowance for slow-moving inventories	(91,544)	(88,959)
Total inventories, net	$2,139,505	$2,217,674

7.    ACCRUED LIABILITIES

The Company’s accrued liabilities are comprised of the following:
	June 30,	December 31,
	2017	2016

Warranty reserve	$70,526	$65,593
Accrued taxes	416,794	73,991
Accrued interest	-	71,182
Accrued legal settlement	278,196	661,667
Accrued professional fees	34,071	42,125
Other accrued liabilities	25,479	31,556
Accrued Big Red Resources invoices	214,125	195,735
Equity Issuance Cost Liability	192,600	-
Total	$1,231,791	$1,141,849

8.    RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these consolidated financial statements are described below.

The Company does business with Zip Line Transportation, LLC which is owned by the Company’s President. Zipline is a local transportation company based in Houston that is used to move product from the Houston location. The Company paid Zipline for trucking services in the amounts $575,608 and $484,676 for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, and December 31, 2016, the Company had outstanding payables to Zipline of $68,105 and $130,552, respectively. Also, as of December 31, 2016, the Company had an outstanding payable to David Skriloff of $15,000, which was paid off during the six months ended June 30, 2017.

In addition, several of the Company’s lenders are also large shareholders. The table below provides a listing of such investors including percentage ownership and amount owed. It also provides a list of the Company’s directors who were also lenders to the Company.

Investor	Relationship	Debt Held	Percentage Ownership
As of December 31, 2016
GPB Debt Holding II, LLCC	Senior Lender	$2,911,818	9.8%
David Belding	Director	$150,000	17.7%
Joseph Kowal	Director	$-	14.4%
MKM Opportunity Master Fund, Ltd.	Shareholder/debtor (1)	$-	17.7%
OMB Acquisition Corp, LLC	Shareholder/debtor	$14,339,664	7.7%	(2)
Ranmor, LLC	Shareholder/debtor	$200,000	2.8%	(3)

As of June 30, 2017
GPB Debt Holding II, LLCC	Senior Lender	$-	5.2%
David Belding	Director	$150,000	15.5%
Joseph Kowal	Director	$-	14.2%
MKM Opportunity Master Fund, Ltd.	Shareholder/debtor	$-	13.4%
OMB Acquisition Corp, LLC	Shareholder/debtor	$375,000	0.0%
Ranmor, LLC	Shareholder/debtor	$-	0.0%
Aegis Capital Corporation	Shareholder/debtor	$50,000	0.0%

(1)
In January, 2016 David Skriloff, a member at MKM Opportunity Master Fund joined the board and in June, 2016 became interim CEO, and then in April, 2017 became CEO.
(2)
OMB Acquisition Corp is 1/3 owned by David Belding, 1/3 owned by Joseph Kowal and 1/3 owned by MKM Opportunity Master fund.
(3)
Assumes the conversion of Ranmor's convertible note.

During the quarterly periods ended June 30, 2017 and 2016, the Company incurred $192,333 and $182,999 respectively as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties.

9.    ADVANCE FROM CUSTOMER

The Company received an advance payment of $500,000 from a customer in connection with flexitanks purchase in 2015. In June 2015, the Company shipped an order based on this advance in the amount of $2,311 and recognized that as revenues. The Company has not received any orders since. Consequently, the remaining $497,689 is still recorded as an advance from customer as at June 30, 2017.

10.    SHORT-TERM NOTES

The Company’s short-term notes payable are as follows:
	June 30,	December 31,
	2017	2016

Senior secured notes (A)	$50,000	$3,200,000
Secured convertible notes (B)	-	795,000
Preferred note (C)	375,000	375,000
Subordinated convertible note (D)	-	200,000
Promissory notes (E)	150,000	150,000

Total	$575,000	$4,720,000

(A)
Pursuant to a Securities Purchase Agreement dated October 15, 2015, the Company sold an aggregate of $3,500,000 in principal amount of 12% senior secured one- year notes secured by all assets of the Company, and 318,446 post-split common shares of the Company’s common stock to GBP Debt Holdings II, LLC and Riverside Merchant Partners, Inc. (“GBP/Riverside”). The Senior Secured Notes were sold at a price of approximately $943 for each $1,000 of principal amount and as a consequence net proceeds before other expenses was $3,300,000; and the Company recognized an upfront interest charge of $200,000. In conjunction with this financing, the Company paid its agent Aegis Capital Corp. (“Aegis”), $280,000 and 140,000 common shares.

Effective October 15, 2016 the Company’s $3,841,183 senior secured notes with GPB Holdings II, LLC (“GBP”) and Riverside Merchant Partners, LLC (“Riverside”) became due and payable but were not repaid. Effective October 19, 2016, GPB and Riverside agreed to forbear from taking any remedial action.

In the months of April 2017 and May 2017, the Company has repaid the majority of the loan and refinanced the remaining amount of the note.

i.
In May 2017, the remaining amounts of the GPB Debt Holdings II, LLC and Riverside Merchant Partners principal, accrued interest and default interest that was not repaid during the ExWorks initial drawdown was restructured in the following manner:

a.
The Company entered into short-term promissory note agreements with GPB Debt Holdings II, LLC, Riverside Merchant Partners, and Aegis Capital Corporation (as the placement agent) for the amounts of $143,158, $10,206, $50,000, respectively, totaling $203,364. Interest on each of the notes is 1.15% per annum and is compounded monthly. The notes mature on the earlier of June 26, 2017 or the date on which the Company completes a financing generating aggregate gross proceeds equal to or exceeding $750,000. See subsection (E) below for promissory notes. The notes with GPB Debt Holdings II and Riverside Merchant Partners was paid in full on June 29, 2017, and the note with Aegis was paid in full in July 2017.

b.
The Company issued 998 shares of Series B Convertible Preferred Stock, $.001 par value, to GPB Debt Holdings II, LLC and Riverside Merchant Partners, which are convertible into shares of Common Stock, $.001 par value, as payment of all default interest and payment premiums remaining. The preferred stock is convertible at $.50 per share and carries a dividend of 6% that can be accrued at the Company’s option.

(B)
In November 2016, the Company closed a financing of $795,000 in six month Secured Convertible Notes with select accredited investors. The notes mature six months from date of issuance, carry a 12% interest rate, and are convertible into common stock at any time prior to maturity at the option of the holder at a price of $5 per share. In addition, the notes carry a warrant to purchase 79,500 shares at an exercise price of $0.01 per share. The notes are secured by a second-priority secured interest in all assets of the Company. During the six months ended June 30, 2017, $305,000 was paid and financing of an additional $50,000 was received from an accredited investor with the same terms noted previously. The note carries a warrant to purchase 50,000 shares at an exercise price of $0.001 per share. In addition, during the months of April 2017 and May 2017, the accredited investors of the six month Secured Convertible Note made their decisions to convert $540,000 of unpaid principal and $24,000 of unpaid interest into 1,116,000 shares of common stock and the obligation to issue 6,000 shares of common stock.

(C)
On October 15, 2015, the Company issued a preferred note to OMB Acquisition Corp., LLC (“OMB”) with a principal sum of $375,000. Interest on the note has been waived by the lender. The note matured on November 15, 2016 and was automatically extended for one year as elected by the Company.

(D)
On November 15, 2015, the Company issued a subordinated convertible note with a principal sum of $200,000 to Ranmor, LLC. Interest on the note is 8% per annum. The note will mature on November 20, 2017 and it is convertible at any time at the holder’s election prior to its maturity into 90,000 post-split common shares of the Company. If the note is repaid in cash the Company will pay Ranmor 22,500 post-split common shares of the Company. During April 2017, $200,000 was converted to 900,000 shares of common stock.

(E)
In June 2016, David Belding, a member of the Company’s Board of Directors and a major shareholder loaned the Company $150,000 pursuant to a one-year unsecured promissory note with automatic one-year renewals at the Company’s option. Interest rate is stated at 10% per annum at a simple rate.

On March 21, 2017, the Company issued a $200,000 six-month unsecured promissory note. Interest rate is stated at 10% per annum at a simple rate. The notes mature on the earlier of September 21, 2017 or the date on which the Company completes a financing generating aggregate gross proceeds equal to or exceeding $250,000. The note is convertible into common stock at any time prior to maturity at the option of the holder at a price of $.50 per share. In addition, the notes carry a warrant to purchase 200,000 shares at an exercise price of $0.001 per share. In May 2017, the Company repaid the $200,000 principal amount of the note.

(F)
Effective October 16, 2015, the Company’s major shareholder, EDP EPT, LLC (“EDP”) assigned its investment loans to OMB and the Company issued a subordinated Promissory Note to OMB in the principal amount of $13,964,664 (the “Note”). The maturity date of the Note was October 15, 2017. Interest on the loan was waived by the lender. On April 17, 2017, OMB converted $13,964,664 of its Subordinated notes into 9,879,740 shares of common stock.

Interest expense for the short-term notes was $176,532 and $139,228 for the six months ended June 30, 2017 and 2016, respectively.

11.    SHORT-TERM LINE OF CREDIT

 On April 28, 2017, the Company closed on a $7.5 million joint senior secured line of credit through the Export/Import Bank and ExWorks Capital Fund I, LP (“ExWorks”). This agreement allows the Company to draw from the line of credit against certain domestic and international accounts receivable and inventory. The loan consists of two lines of credit. The first is the Export Line of Credit in the amount of up to $4 million and has an interest rate of prime plus 4% per annum. The second is the Domestic Line of Credit in the amount of up to $3.5 million and has an interest of 2% per month. There is a first priority security interest over all assets of the Company including receivables and inventory with the exception of receivables from our Korean subsidiary. The maturity date of loans under the agreement is one year from the closing date. On the initial drawdown, the Company borrowed a net total of $3,639,033, which includes $12,830 paid to ExWorks during the closing. The initial proceeds were primarily used to repay $2,927,829 of debt held by GPB Debt Holdings II, LLC and $294,084 of debt held by Riverside Merchant Partners. The remaining proceeds were paid to Aegis Capital Corporation or the placement agent fee in the amount of $250,000, and to ExWorks for various legal and financing fees in the amount of $179,950. ExWorks charged the Company a Guaranty Fee of $15,100 in May, and brings the total debt issuance cost on the line of credit to be $445,050, which is being amortized over the term of the line of credit. In addition to the initial drawdown of $3,639,033, the Company borrowed an additional $1,465,100, of which $1,233,481 was repaid during the quarter ended June 30, 2017. Amortization of debt issuance costs was $87,791 for the quarter ended June 30, 2017.

12.    OTHER SHORT-TERM LIABILITIES

During 2016 and 2017, the Company entered into various agreements with multiple parties to receive advances on future receivables. The balance of these advances at December 31, 2016 was $418,500. During the months of January, February, and March 2017, the Company received additional advances of $955,000, and repaid 964,322, leaving a remaining balance of $409,178 at June 30, 2017. Additionally, there was an amount due to investor of $115,000 at June 30, 2017.

During the six months ended June 30, 2017 and 2016, the interest expense that was incurred and paid on these advances was $372,063 and $59,254, respectively.

13.    STOCKHOLDERS’ DEFICIT

In October 2016, the Company entered into a strategic relationship with The Vedder Group (“Vedders”), one of the largest Canadian logistics and shipping company focusing exclusively on the shipping of liquids. The agreement calls for Vedders to sell and install EPT’s flexitanks as part of their respective product offerings to their clients in addition to providing strategic advice and consulting services. In February 2017, under the terms of the agreement, the Company issued to Vedders 750,000 shares of pre-split $0.001 par value common stock. As of June 30, 2017, and December 31, 2016, the Company did not have any Stock Option Plans.

During May 2017, investors from the six month Secured Convertible Note and the six-month unsecured promissory note made the decision to exercise their warrants to purchase 1,010,000 shares of common stock at $.001 per share. Proceeds were $1,010 from the exercising of the warrants.

In June 2017, EPT completed an equity financing where it issued 5,620,000 shares of common stock at $0.50 per share for a total $2,810,000. Colorado Financial acted as placement agent and was paid a fee of $281,000 and warrants to purchase 281,000 shares of stock at a strike price of $0.60 per share.

In June 2017, EPT completed an additional equity financing where there is an obligation to issue 5,104,000 shares of common stock at $0.50 per share for a total $2,552,000. Colorado Financial acted as placement agent and was paid a fee of 255,152 and warrants to purchase 255,152 shares of stock at a strike price of $0.60 per share.

14.    EARNINGS PER SHARE

The following table summarizes basic and diluted earnings per share (EPS). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	June 30 2017	June 30, 2016
Net income (loss)	$(2,856,394)	$1,208,632
Weighted average shares outstanding:
Basic	36,217,426	16,984,179
Diluted	38,215,866	29,814,271
Basic EPS	(0.08)	$0.07
Diluted EPS	(0.07)	$0.04

15.   SEGMENTS

When management examines the business, all analysis is based on flexitanks sold. All other product sales flow from this one statistic. It does not break down the business by different products such as either logistics revenues or ancillary product sales. Also, management does not analyze the business based on locations of its subsidiaries. The subsidiaries are primarily established to minimize tariffs and taxes and operate as a sales organization as all products are manufactured out of our Michigan based contract manufacturer. In the case that demand exceeds production for a specific month, management makes decisions on where to send product based on margins for specific customers as opposed to regional breakdowns. Although EPT does not analyze its business based on geographic breakdowns, the following table shows gross revenues generated based on locations:

Location	June 30, 2017	June 30, 2016

United States	$4,857,667	$4,149,767
Korea	3,298,966	3,382,684
Rest of the World	927,701	948,095
Total	$9,084,334	$8,480,546

The following table shows assets held at each of the Company’s locations:

Location	June 30, 2017	December 31, 2016

United States	$4,801,098	$2,774,026
Korea	2,472,692	2,181,799
Europe	1,043,236	1,027,955
Rest of the World	26,707	19,304
Total	$8,343,733	$6,003,084

16. COMMITMENTS AND CONTINGENCIES

 (a) Office leases

The Company and its subsidiaries lease certain office premises through October 2016. The lease was subsequently extended through October 2019. Future minimum lease payments under operating lease agreements are as follows:

Amount
Twelve months ending December 31,
2017	$100,387
2018	79,489
2019	66,437
Thereafter	—
$246,313

Rent expense for the six months ended June 30, 2017 and 2016 was $111,026 and $70,095, respectively.

(b) Litigation

The Company is a party to various litigation in the normal course of its business. The Company intends to vigorously pursue and defend its position in these matters. Management cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of any fines or penalties that might result from an adverse outcome. It is possible, however, that an adverse outcome could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

During 2015, a few shareholders initiated legal proceedings for claims about ownership rights. The parties entered into an agreement in March 2016 whereby the Company would pay the plaintiffs $445,000. On November 30, 2016, the Company made an initial payment of $25,000 and a second payment in the amount of $100,000 leaving a balance of $320,000, which is accrued as of June 30, 2017 within accrued liabilities in the accompanying consolidated balance The Company is working to facilitate a remaining payment schedule.

On April 7, 2017, the Company settled a lawsuit with a former investor. The parties reached a complex settlement agreement where the consideration included payment of monies in the amount of $290,000. On April 4, 2017, the Company made the initial payment of $145,000. Pursuant to the agreement, the Company has a remaining payment obligation in the amount of $145,000 to be paid in twelve (12) equal monthly installments (with a contingency for acceleration). The Company paid the remaining $145,000 over the course of Q2 2017 and all obligations have been met.

In September 2016, a former director of EPT and the representative of EDP EPT, LLC pled guilty to two counts of fraud in relationship to his duties as President of EDP Management. He has had no involvement in the Company since his resignation on January 5, 2016. The Company does not believe that any of this fraud is related to his actions as a director.

The Company expensed the legal fees as they were incurred for these litigations. During the six months ended June 30, 2017 and 2016 the Company incurred $413,678 and $130,613, respectively for legal costs associated with these loss contingencies.

17.   INCOME TAXES

The Company is subject to U.S. federal, state, and foreign income taxes. The Company’s income tax (benefit) expense for the six months ended June 30, are as follows:

	2017	2016
Current
Federal	$—	$—
State	293	223
Foreign	43,926	129,308
Total	$44,219	$129,531

The Company's effective tax rate was 1.57 and 9.7% for the six months ended June 30, 2017 and 2016, respectively. The Company's effective tax rate for the six months ended June 30, 2017 was positively impacted by operating losses incurred in both domestic and foreign jurisdictions giving rise to a net tax expense of $44,219. The Company's effective tax rate for the six months ended June 30, 2016 was negatively impacted by operating profits earned in foreign jurisdictions resulting in net tax expenses of $129,531.

18.   CONCENTRATION OF RISK

Major Customer

For the six months ended June 30, 2017 and 2016, seven customers accounted for approximately 54% of the Company’s revenues and eight customers accounted for approximately 54% of the Company’s revenues, respectively. As of June 30, 2017, and December 31, 2016, one customer accounted for approximately 41% of the Company’s accounts receivable and one customer accounted for approximately 34% of the Company’s accounts receivable, respectively.

Our largest customer is based out of Korea and accounted for 35% and 31% of sales for the six months ended June 30, 2017 and 2016, respectively. Total revenue for this customer was $3,165,950 and $2,638,530 for the six months ended June 30, 2017 and 2016, respectively.

Major Suppliers

For the six months ended June 30, 2017 and 2016, seven suppliers accounted for 35% and 30% of the total cost of revenues, respectively.

Major Lenders

For the six months ended June 30, 2017 and year ended December 31, 2016, three lenders accounted for $4,038,393 and $17,539,664, respectively, of the Company’s total debt of $4,497,571 and $19,103,164, respectively.

19.   FINANCIAL INSTRUMENTS

The FASB ASC topic 820 on fair value measurement and disclosures establishes three levels of inputs that may be used to measure fair value: quoted prices in active markets for identical assets or liabilities (referred to as Level 1), observable inputs other than Level 1 that are observable for the asset or liability either directly or indirectly (referred to as Level 2), and unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities (referred to as Level 3).

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Cash	1	$780,858	$780,858	$814,778	$814,778
Cash in Escrow	1	$1,075,000	1,075,000	$--	--
Accounts receivable	2	$2,672,925	$2,672,925	$2,878,469	$2,878,469
Short-term deposits	1	$245,250 S	245,250	--	--
Accounts payable	2	$2,899,377	$2,899,377	$3,157,032	$3,157,032
Accrued liabilities	2	$1,231,791	$1,231,791	$1,141,849	$1,141,849
Short-term notes	2	$575,000	$575,000	$4,720,000	$4,720,000
Short-term line of credit	2	$3,513,393	$3,513,393	$--	$--
Advance from customer	2	$497,689	$497,689	$497,689	$497,689
Other short-term liabilities	2	$524,178	$524,178	$418,500	$418,500
Short-term investment loan	2	$--	$--	$13,964,664	$13,964,664
Other long-term liabilities	2	$65,810	$65,810	$48,333	$48,333

The following method was used to estimate the fair values of our financial instruments:

The carrying amount of level 1 and level 2 financial instruments approximates fair value because of the short maturity of the instruments. There were no changes in valuation techniques for the six months ended June 30, 2017 and year ended December 31, 2016.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. During the six months ended June 30, 2017 and year ended December 31, 2016 the Company had no Level 3 financial instruments.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, or Level 2 during the six months ended June 30, 2017 and year ended December 31, 2016, respectively.

20.   MERGER AGREEMENT

Merger Agreement – On December 28, 2016 the Company agreed to complete a Reverse Merger (the “Merger”) into Environmental Packaging Technologies Holdings, Inc. (formerly International Metals Streaming Corp), a Nevada Corporation (“Pubco”). At the conclusion of the Merger EPT shall be the surviving corporation and a direct wholly owned subsidiary of Pubco.

Terms of the Merger include:

i.
At the effective date of the Merger EPT shall pay $500,000 to the shareholder of the controlling block of Pubco common stock for the cancellation of 11,810,830 shares of Parent common stock and for services related to the completion of the Merger.

ii.
Immediately prior to the Merger, Pubco shall have issued and outstanding 12,000,000 shares of Pubco Common Stock and no other securities (as defined under the Securities Act).

iii.
Immediately following the Merger, Pubco shall have issued and outstanding (i) 52,000,000 shares of Pubco Common Stock of which (a) 40,000,000 such shares will be owned by the former EPT Stockholders, and (b) 12,000,000 shares will be owned by the Pubco shareholders immediately prior to the Merger, (ii) warrants to purchase approximately 795,000 shares of Pubco Common Stock issuable upon exercise of EPT warrants, and (iii) EPT convertible notes convertible into shares of Pubco Common Stock (consisting of (A) approximately 1,590,000 shares upon conversion of $795,000 aggregate principal amount of EPT convertible notes, and (B) approximately 160,000 shares issuable upon conversion of a $200,000 aggregate principal amount of EPT convertible note) shares of Pubco Common Stock (the “$200,000 EPT Convertible Note”). The 200,000 EPT Convertible Note shall be converted prior to the Merger and the converted shares shall be included in the 40,000,000 shares to be issued to EPT Stockholders.

iv.
In June 2017, the Company completed the merger into the public company, Environmental Packaging Technologies Holdings Corp (formerly International Metals Streaming Corp) and began trading under the symbol EPTI. The Company did an exchange offering of 1 share of the Company for 10 shares of EPTI. As part of the merger, the Company paid a shareholder of EPTI $550,000 for the retirement of his shares. After the offering, EPTI shareholders were left with 12 million shares outstanding, and shareholders of the Company had 40 million shares for a total of 62 million shares outstanding. See 8k filed June 12, 2017 for detailed discussion of the merger.

20.   SUBSEQUENT EVENTS

i.
Commencing June 28, 2017, the SEC suspended trading in the Company’s common stock on the OTC Link (previously the Pink Sheets) operated by the OTC Markets Group, Inc. pursuant to an Order of Suspension of Trading issued by the Securities and Exchange Commission (the “SEC”), captioned, In the Matter of Environmental Packaging Technologies Holdings, Inc., File No. 500-1, dated June 27, 2017 (the “Order”). On July 13, 2017, the Company’s common stock began trading again on the Grey Market. According to the Order, such trading suspension was issued because of concerns regarding: “(i) the accuracy and adequacy of publicly available information in the marketplace since at least June 9, 2017 regarding statements in third party stock promotion materials [(the “3rd Party Promotional Report”)] pertaining to the Company’s 2016 revenues, projected 2017 revenues, and the Company’s buyout potential; and (ii) recent trading activity in the common stock that potentially reflects manipulative or deceptive activities.” The Company believes such trading suspension resulted in large part from the 3rd Party Promotional Report believed to be prepared and distributed by a 3rd party group named “Profit Play Stock”. The Company had no prior knowledge and did not participate in the preparation and/or distribution of such 3rd Party Promotional Report. As a result of the above, no assurances can be given that the SEC and/or any other governmental and/or regulatory authority will not bring charges against the Company and/or any of its affiliates for violations of the Federal Securities Laws. Moreover, trading of stocks in the Grey Market is highly volatile, unpredictable, largely unregulated, generally illiquid with limited information available about the stocks, trading in and the issuer thereof and Grey Market stocks often have been targets of manipulative conduct.

ii.
In August 2017, EPT settled a lawsuit with former shareholders (Collette suit) for a total payment of $135,000. To the knowledge of EPT, there are no lawsuits or threatened lawsuits outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE QUARTER ENDED JUNE 30, 2017 AND THE QUARTER ENDED JUNE 30, 2016

The following table summarizes our results of operations for the quarters ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	2017	2016	% Change
Revenues	$4,121,020	$4,543,393	(9.3)%
Cost of Sales	3,487,896	3,825,878	(8.8)%
Gross Profit	633,124	717,515	(11.8%)
SG&A	1,262,295	976,640	29.3%
Interest Expense	1,472,890	185,800	680.1%
Net Income (Loss)	$(2,225,111)	$(487,325)	n/a

Revenues

Consolidated revenue decreased $400,000 in second quarter 2017 as compared to second quarter of 2016. This decrease was due production issues at the manufacturing facility where we could not manufacture enough product to satisfy certain orders – primarily orders from our Korean office. Those issues have subsequently been resolved.

Cost of Sales

Cost of Sales for the quarters ended June 2017 and 2016 decreased by approximately $350,000, primarily due the reduction in revenues. As a percentage of revenues, cost of goods remained constant.

SG&A Expenses

Sales, general and administrative expenses increased by approximately $300,000 in the second quarter of 2017 as compared to the second quarter of 2016 primarily because of an increase in professional fees associated with the refinancing of debt that closed in April 2017 and the reverse merger into a public shell that closed in June 2017. SG&A as it related sole to the operations of the business remained essentially the same as second quarter of 2016.

Interest Expenses

Interest expenses increased from the same quarter in 2016 by $1.3 million as we had interest from the $795,000 bridge loan that was closed in November 2016 and was repaid and/or converted to common stock in May 2017, repayment and refinancing costs associated with the senior secured facility with ExWorks and Export/Import Bank and associated repayment, including penalties, with the GPB loans and financing costs associated with the closing of the equity financing arranged by Colorado Financial.

Net Income (Loss)

In the second quarter of 2017, the reduction in revenues along with the large one-time expense associated with interest and financing expenses created a significant loss as compared to the same quarter in 2016.

Liquidity and Capital Resources

Sources of Liquidity

In second quarter of 2017, we generated cash from the closing an equity financing arranged by Colorado Financial that closed at the end of the second quarter.

Based on our current level of operations along the new A/R and Inventory based borrowing facility with ExWorks and the Export/Import Bank and with the proceeds from a financing that we closed in the second quarter of 2017, we believe that we will still require several million in financing over the next twelve months to be able to expand our manufacturing facility to satisfy what we believe to be an increase in demand over that period.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	2017	2016
Cash provided by/used in Operating Activity	$(984,444)	$(359,724)
Cash used in Investing Activity	-	-
Cash provided by Financing Activity	(286,460)	313,827

Operating Activities

The change in cash from operating activities from first quarter of 2017 as compared to the similar quarter in 2016 was due from increased net losses.

Investing Activities

For the six months ended June 2017 and 2016, there were no cash from investing activities.

Financing Activities

In second quarter of 2017, we generated cash from financing activities the sale of approximately $5 million in additional shares. In addition, we also restructured our debt in which we replaced a senior secured short term note with a new line of credit issued to us by ExWorks and the Export/Import Bank.

Supplement disclosure

During the quarter, and concurrent with the debt restructuring, $14.7 million of subordinated notes were converted to common stock of the Company.

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	2017	2016	% Change
Revenues	$9,084,334	$8,480,546	7.1%
Cost of Sales	7,776,173	4,584,541	69.6%
Gross Profit	1,308,161	3,896,005	(66.4%)
SG&A	2,293,124	1,995,875	14.9%
Interest and Finance Expense	1,783,858	328,295	443.4%
Net Income (Loss)	$(2,856,394)	$1,208,632	n/a

Revenues

Consolidated revenue increased by $600,000 in the first half of 2017 as compared to the first half of 2016. This increase was due to additional sales resulting from our joint venture with a major shipping line.

Cost of Sales

Cost of Sales for the first half ended June 2017 and 2016 increased approximately $3.2 million primarily due to a negative adjustment of approximately $2.2 million to the Q1 2016 cost of goods sold due to the inability of the auditors to perform audit procedures to verify inventory balances. This inventory was subsequently recorded during Q1 2016 after the Company performed procedures to verify the inventory that was written off for the 2015 audit. The additional increase occurred due to the increase in sales for the six months ended 2017 as compared to 2016.

SG&A Expenses

Sales, general and administrative expenses increased by approximately $300,000 in the first half of 2017 as compared to the second quarter of 2016 primarily because of an increase in professional fees associated with the refinancing of debt that closed in April 2017 and the reverse merger into a public shell that closed in June 2017. SG&A as it related sole to the operations of the business remained essentially the same as first half of 2016.

Operating Income (Loss)

Operating Losses increased by approximately $2.9 million primarily as a result of the anomaly of cost of sales during the first half of 2016. In addition, the increase of losses resulted from the increase of professional fees during the second quarter of 2017 in order to complete the debt restructuring and the equity financing.

Interest and Financing Expenses

Interest expenses increased from the same first half in 2016 by $1.4 million as we had interest from the $795,000 bridge loan that was closed in November 2016 and was repaid and/or converted to common stock in May 2017, repayment and refinancing costs associated with the senior secured facility with ExWorks and Export/Import Bank and associated repayment, including penalties, with the GPB loans and financing costs associated with the closing of the equity financing arranged by Colorado Financial.

Net Income (Loss)

In the first half of 2017 as compared to the first half of 2016, the increased losses were primarily due to the $2.2 million in changes to cost of sales for 2016 due to the adjustment of inventory as described above and from the large increase in interest and financing expenses in the second quarter of 2017.

Liquidity and Capital Resources

Sources of Liquidity

In first half of 2017, we generated cash primarily from the closing an equity financing arranged by Colorado Financial that closed at the end of the second quarter.

Based on our current level of operations along the new A/R and Inventory based borrowing facility with ExWorks and the Export/Import Bank and with the proceeds from a financing that we closed in the second quarter of 2017, we believe that we will still require several million in financing over the next twelve months to be able to expand our manufacturing facility to satisfy what we believe to be an increase in demand over that period.

Cash Flows

The following table sets forth the significant sources and uses of cash for the first half ended June 30 as set forth below:

	2017	2016
Cash used in Operating Activity	$90,916	$(1,076,350)
Cash used in Investing Activity	-	-
Cash provided by Financing Activity	201,940	456,346

Operating Activities

The change in cash from operating activities from first six month of 2017 as compared to the similar half in 2016 was primarily due to the increased cash from the creation of the credit facility in the second quarter of 2017.

Investing Activities

For 2015 and 2016 there no cash from investing activities.

Financing Activities

In second quarter of 2017, we generated cash from financing activities the sale of approximately $5 million in additional shares. In addition, we also restructured our debt in which we replaced a senior secured short term note with a new line of credit issued to us by ExWorks and the Export/Import Bank

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Treasurer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2018, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Item 1A. Risk Factors

Commencing June 28, 2017, the Securities and Exchange Commission (the “SEC”) suspended trading in the Company’s common stock on the OTC Link (previously the Pink Sheets) operated by the OTC Markets Group, Inc. pursuant to an Order of Suspension of Trading issued by the SEC, captioned, In the Matter of Environmental Packaging Technologies Holdings, Inc., File No. 500-1, dated June 27, 2017 (the “Order”). On July 13, 2017, the Company’s common stock began trading again on the Grey Market. According to the Order, such trading suspension was issued because of concerns regarding: “(i) the accuracy and adequacy of publicly available information in the marketplace since at least June 9, 2017 regarding statements in third party stock promotion materials [(the “3rd Party Promotional Report”)] pertaining to the Company’s 2016 revenues, projected 2017 revenues, and the Company’s buyout potential; and (ii) recent trading activity in the common stock that potentially reflects manipulative or deceptive activities.” The Company believes such trading suspension resulted in large part from the 3rd Party Promotional Report believed to be prepared and distributed by a 3rd party group named “Profit Play Stock”. The Company had no prior knowledge and did not participate in the preparation and/or distribution of such 3rd Party Promotional Report. As a result of the above, no assurances can be given that the SEC and/or any other governmental and/or regulatory authority will not bring charges against the Company and/or any of its affiliates for violations of the Federal Securities Laws. Moreover, trading of stocks in the Grey Market is highly volatile, unpredictable, largely unregulated, generally illiquid with limited information available about the stocks, trading in and the issuer thereof and Grey Market stocks often have been targets of manipulative conduct.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

During the second quarter of fiscal 2017, the Company issued 1,045,000 shares upon exercise of 522,500 options held by shareholders. The Company received proceeds $1,045

During the second quarter of fiscal 2017, the Company issued 1,120,000 shares of common stock upon the conversion of $560,000 aggregate principal amount of EPT convertible notes

During the second quarter of fiscal 2017, the Company issued 998 shares of Series B Convertible Preferred stock as partial payment equating to $998,000 for the retirement of outstanding debentures and associates penalties and fees.

During the second quarter of fiscal 2017, the Company issued 1,000,474 shares of common stock in exchange for the retirement of $13.965 million of subordinated debt.

During the second quarter of fiscal 2017, the Company issued 900,000 shares of common stock from the conversion of $200,000 of Convertible Notes

During the second quarter of fiscal 2017, an employee of the company was issued 50,000 shares of common stock as a bonus

During the second quarter of fiscal 2017, the Company issued 10,723,040 shares of common stock and received proceeds of $5,361,520

During the second quarter of fiscal 2017, the Company issued 40 million shares of common stock for the acquisition of Environmental Packaging Technologies, Inc.

During the fourth quarter of fiscal 2017, the Company issued $400,000 of Convertible Notes at a conversion price of $0.50 per share and an accompanying warrant to purchase an additional 600,000 shares of common stock at an exercise price of $0.50 per share for a period of 18 months.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Environmental Packaging Technologies Holdings, Inc.

Dated: March 15, 2018	By:	/s/ David Skriloff

David Skriloff (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 15, 2018	By:	/s/ David Skriloff

David Skriloff (Principal Executive Officer and Principal Financial and Accounting Officer)

Item 6. Exhibits

Exhibit No.	Description Of Document

31.1	Certification of David Skriloff pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David Skriloff of Periodic Financial Report under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase