Form 10-Q
period 2017-09-30
Environmental Packaging Technologies Holdings, Inc.
filed 2018-03-16
CIK 1553734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or
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

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Cash	$747,217	$814,778
Restricted cash	35,000	-
Accounts receivable, net	2,926,270	2,878,469
Inventories, net	2,395,862	2,217,674
Short-term deposits	245,250	-
Prepaid expense and other current assets	872,410	92,163
Total Current Assets	7,222,009	6,003,084
Fixed Assets, net	141,299	-

Total Assets	$7,363,308	$6,003,084

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$3,356,907	$3,026,480
Accounts payable - related parties	68,105	130,552
Accrued liabilities	1,178,449	1,141,849
Short-term notes	525,000	4,720,000
Short-term line of credit, net	3,407,966	-
Advance from customer	-	497,689
Other short-term liabilities	437,500	418,500
Short-term investment loan	-	13,964,664
Total Current Liabilities	8,973,927	23,899,734
Other long-term liabilities	63,665	48,333
Total Liabilities	9,037,592	23,948,067

Commitments and Contingencies (Note 15)

Stockholders' Deficit
Preferred stock, $.001 par value; authorized shares - 1,000,000; 998 shares issued or outstanding at September 30, 2017; no shares issued and outstanding at December 31, 2016	1	-
Additional paid-in capital - Preferred Stock	997,999	-
Common stock, $.001 par value; authorized shares - 90,000,000; 65,680,023 shares issued and outstanding at September 30, 2017 and 29,195,260 shares issued and outstanding at December 31, 2016	65,680	40,232
Additional paid-in capital - Common Stock	44,155,152	25,422,750
Additional paid-in capital-Warrants	106,668	-
Accumulated deficit	(47,017,959)	(43,460,290)
Obligation to issue shares	128,500	-
Accumulated other comprehensive income	(110,325)	52,325
Total Stockholders' Deficit	(1,674,284)	(17,944,983)
Total Liabilities and Stockholders' Deficit	$7,363,308	$6,003,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Revenues	$4,415,899	$4,561,908	$13,500,233	$13,042,454

Cost of goods sold	(3,399,722)	(3,386,495)	(11,175,895)	(7,971,036)

Gross profit	1,016,177	1,175,413	2,324,338	5,071,418

Selling, general and administrative expenses	(1,244,164)	(957,730)	(3,537,288)	(2,953,605)

Operating (loss) income	(227,987)	217,683	(1,212,950)	2,117,813

Interest and finance expense, net	(370,052)	(511,667)	(2,153,910)	(839,962)
Amortization expense	(122,395)	(116,010)	(221,387)	(348,029)
Other income	22,298	-	182,853	-
Other expenses	-	2,177	-	13,038
Other taxes	-	(56)	(104,917)	(12,570)
(Loss) Income before income taxes	(698,136)	(407,873)	(3,510,311)	930,290

Income tax (expense) benefit	18,225	(72,691)	(25,994)	(202,222)

Net (loss) / income	$(679,911)	$(480,564)	$(3,536,305)	$728,068

Comprehensive (loss) / income
Net (loss) / income	$(679,911)	$(480,564)	$(3,536,305)	$728,068
Foreign currency translation adjustments	(38,182)	(25,035)	(162,650)	(77,085)

Comprehensive (loss) / income	$(718,093)	$(505,599)	$(3,698,955)	$650,983

Weighted average shares outstanding (basic)	45,308,191	24,939,097	45,308,191	24,939,097
Weighted average shares outstanding (dilutive)	46,832,868	29,490,151	46,832,868	29,490,151

Earnings (loss) per share (primary)	$(0.02)	$(0.02)	$(0.08)	$0.03
Earnings (loss) per share (dilutive)	$(0.01)	$(0.02)	$(0.08)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited) AND YEAR ENDED DECEMBER 31, 2016

	Preferred Stock		Additional Paid-in Capital	Common Stock		Additional Paid-in Capital - Common Stock	Additional Paid-in Capital - Warrants	Obligation to issue Shares	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount		Shares (1)(2)	Amount
Balance as of December 31,2015	189,920	$190	$18,991,834	3,789,970	$3,769	$6,464,647	$-	$2,418	$(43,280,632)	$72,574	$(17,745,200)
Conversion of preferred shares to common shares	(189,920)	(190)	(18,991,834)	18,991,830	18,992	18,992,024	-	(18,992)	-	-	-
Issuance of shares under short-term debt agreement	-	-	-	3,184,460	3,184	-	-	(3,184)	-	-	-
Issuance of shares for payment of expenses	-	-	-	3,250,000	3,250	-	-	(3,126)	-	-	124
Foreign currency translation	-	-		-	-	-	-	-	-	(20,249)	(20,249)
Net (loss) for the year ended December 31, 2016	-	-	-	-	-	-	-	-	(179,658)	-	(179,658)
Balance as of December 31, 2016	-	$-	$-	29,195,260	$29,195	$25,456,671	$-	$(22,884)	$(43,460,290)	$52,325	$(17,944,983)
Issuance of shares for payment of expenses	-	-	-	1,015,000	1,015	69,860	-	-	-	-	70,875
Issuance of preferred shares under debt conversion	998	1	997,999	-	-	-	-	-	-	-	998,000
Issuance of shares under subordinated note conversion	-	-	-	9,879,740	9,880	13,954,784	-	-	-	-	13,964,664
Conversion of warrants	-	-	-	1,045,000	1,045	-	-	-	-	-	1,045
Issuance of shares under debt conversion	-	-	-	2,016,000	2,016	755,984	-	-	-	-	758,000
Issuance of shares from merger	-	-	-	12,000,023	12,000	(12,000)	-	-	-	-	-
Issuance of shares under Private Placement	-	-	-	10,479,000	10,479	5,229,021	-	122,500	-	-	5,362,000
Payment of expenses related to the merger	-	-	-	-	-	(550,000)	-	-	-	-	(550,000)
Payment of expenses related to fundraising	-	-	-	-	-	(427,016)	-	-	-	-	(427,016)
Issuance costs	-	-	-	-	-	(192,600)	-	-	-	-	(192,600)
Issuance of shares for payment of compensation	-	-	-	50,000	50	-	-	6,000	-	-	6,050
Conversion of warrants						(106,668)	106,668	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	-	(162,650)	(162,650)
Prior Period Adjustments	-	-	-	-	-	(22,884)	-	22,884	(21,364)(3)	-	(21,364)
Net (loss) for the six months endedSeptember 30, 2017	-	-	-	-	-	-	-	-	(3,536,305)	-	(3,536,305)

Balance as of September 30, 2017	998	$1	$997,999	65,680,023	$65,580	$44,155,152	$106,668	$128,500	$(47,017,959)	$(110,325)	$(1,674,284)

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

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,
	2017	2016
Operating Activities
Net (loss) / income	$(3,536,305)	$728,068
Adjustment to reconcile net (loss) / income to net cash used in operating activities
Depreciation	21,419	-
Amortization of debt issuance costs	(245,082)	348,029
Recovery of bad debt	7,780	-
Inventory obsolescence	(16,829)	(28)
Provision for warranty cost	4,385	(1,615)
Accounts receivable	(55,581)	373,876
Inventories	(161,359)	(2,203,927)
Short-term Deposits	(245,250)	-
Prepaid expense and other current assets	(780,247)	9,028
Fixed Assets	(162,718)	-
Accounts payable	267,980	192,860
Accrued expenses	-	15,799
Accrued liabilities	32,215	-
Other short-term liabilities	3,051	174,961
Other long-term liabilities	15,332	(5,695)
Net cash used in operating activities	(4,851,209)	(368,644)

Financing Activities
Proceeds from short-term notes	453,364	150,000
Proceeds from other short-term liabilities	1,455,000	1,210,000
Proceeds from short-term line of credit	6,444,133	-
Issuance of shares under private placement	5,362,000	-
Payment of expenses related to the merger	(550,000)	-
Payment of expenses related to fundraising	(427,016)	-
Repayments of short-term notes	(3,908,364)	(300,000)
Repayments of other short-term liabilities	(1,439,051)	(517,265)
Repayments of short-term line of credit	(2,791,085)	-
Net cash provided by financing activities	4,598,981	542,735
Effect of exchange rate fluctuations on cash	184,667	77,068

Net decrease in cash	(67,561)	251,159
Cash at beginning of period	814,778	1,022,716
Cash at end of period	$747,217	$1,273,875
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,149,715	$609,072
Income taxes	$25,994	$202,222
Non-cash financing activities:
Issuance of shares under subordinated note conversion	$14,704,664	-
Conversion of preferred shares to common shares	$-	$18,992,024
Issuance of shares under short-term debt agreement	$12,000	$3,184
Issuance of shares for payment of expenses	$875	$3,250

 The accompanying notes are an integral part of these consolidated financial statements.

ENVIRONMENTAL PACKAGING TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.
INTERIM FINANCIAL STATEMENTS

The interim Condensed Consolidated Financial Statements of Environmental Packaging Technologies Holdings, Inc. and its subsidiaries ("EPTI" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, these financial statements reflect all normal recurring adjustments and accruals necessary for a fair statement of the Company's financial position, results of operations, and cash flows for such periods. The results of operations for any interim period are not necessarily indicative of the results for the full year. The December 31, 2016 Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report within Form 8-K for the year ended December 31, 2016.

3.
GOING CONCERN
The Company has an accumulated deficit as of September 30, 2017 of ($47,017,959). This accumulated deficit is primarily the result of a non-cash write-off of impaired assets of $29,272,766. At September 30, 2017, the Company’s total current liabilities of $9.0 million exceeded its total current assets of $7.2 million, resulting in a working capital deficit of approximately $1.7 million, while at December 31, 2016, the Company’s total current liabilities of $23.9 million exceeded its total current assets of $6 million, resulting in a working capital deficit of $17.9 million. The $16.3 million increase in the working capital deficit is primarily related to decreases in current liabilities as of September 30, 2017 due to the conversion of a subordinated note to shares of common stock and by increases in current assets, primarily other assets.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

4.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Basis of Presentation

The condensed consolidated financial statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim periods. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of EPT included in the Company’s Annual Report on Form 8-K for the year ended December 31, 2016.

(b)
Organization and principals of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The 100% owned subsidiaries include Environmental Packaging Latin America South S.R.L located in Buenos Aires, Argentina, EPT Packaging Europe B.V. located in Rotterdam, The Netherlands, and EPTPAC Korea Co. Ltd., located in Seoul, Korea.

For all periods presented, all significant inter-company accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included.

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

(d)
Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include allowance for doubtful accounts, provision for income taxes, product warranty, and valuation of deferred tax assets. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates.

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

(f)
Cash and Cash Equivalents

 Cash and cash equivalents consist of cash on hand, and other highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains cash with various financial institutions mainly in the U.S., Korea and the Netherlands. As of September 30, 2017, and December 31, 2016, cash balances of $747,217 and $814,778, respectively, are not insured by the Federal Deposit Insurance Corporation or other programs. As of September 30, 2017, and December 31, 2016 the Company did not have any cash equivalents.

As of September 30, 2017, the Company had a balance of $35,000 designated as restricted cash, which are held in an escrow account.

(g)
Accounts Receivable

Accounts receivable are presented at net realizable value. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. As of September 30, 2017, and December 31, 2016, the allowance for doubtful accounts totaled $28,554 and $20,773, respectively.

(h)
Inventories

Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market, with cost determined under the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or slow-moving or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of revenues. The Company recorded a reserve for slow-moving inventory of $72,130 and $88,959 at September 30, 2017 and December 31, 2016, respectively.

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

(j)
Product Warranty

The Company provides warranty on sales of its flexitanks; in general, the warranty is effective one-year from the date of shipment. The Company records a liability for an estimate of costs that it may incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company’s warranty liability include the number of flexitanks sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. Based upon historical trends and warranties provided by the Company’s suppliers and sub-contractor’s the company has made provision for warranty cost based on .75% of product sales. The Company has made a provision for warranty cost of $69,978 and $65,593 as of September 30, 2017 and December 31, 2016, respectively, within accrued liabilities in the accompanying consolidated balance sheet.

	Nine months ended September 30, 2017	Year ended December 31, 2016
Product warranty liability:
Opening balance	$65,593	$64,195
Accruals for product warranties issued in the period	4,385	1,398
Ending liability	$69,978	$65,593

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
Computation of Earnings (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Average outstanding primary shares was 45,308,191 and 24,939,097 for the nine months ended September 30, 2017 and 2016, respectively. On a dilutive basis, the average outstanding dilutive shares was 46,832,868 and 29,490,151 for the nine months ended September 30, 2017 and 2016, respectively. Net income (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense. The Company had no uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017, the Company does not consider any of the convertible debt and related warrants issued in 2017 to be considered derivatives and therefore there is no requirement to record the convertible debt and related warrants at their estimated fair values.

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

5.
ACCOUNTS RECEIVABLE, NET

The Company’s net accounts receivable is as follows:

	September 30,	December 31,
	2017	2016
Trade accounts receivable	$2,954,824	$2,899,242
Less: allowance for doubtful accounts	(28,554)	(20,773)
Total accounts receivable, net	$2,926,270	$2,878,469

6.
INVENTORIES, NET

The Company’s inventories are as follows:

	September 30,	December 31,
	2017	2016
Raw materials	$416,081	$533,132
Finished goods	2,051,911	1,773,501
Less: allowance for slow-moving inventories	(72,130)	(88,959)
Total inventories, net	$2,395,862	$2,217,674

7.
ACCRUED LIABILITIES

The Company’s accrued liabilities are comprised of the following:

	September 30,	December 31,
	2017	2016

Warranty reserve	$69,978	$65,593
Accrued taxes	592,873	73,991
Accrued interest	-	71,182
Accrued legal settlement	95,000	661,667
Accrued professional fees	31,843	42,125
Other accrued liabilities	21,997	31,556
Accrued Big Red Resources invoices	174,158	195,735
Equity Issuance Cost Liability	192,600	-
Total	$1,178,449	$1,141,849

8. RELATED PARTY TRANSACTIONS

Transactions with related parties not disclosed elsewhere in these consolidated financial statements are described below.

The Company does business with Zip Line Transportation, LLC which is owned by the Company’s President. Zipline is a local transportation company based in Houston that is used to move product from the Houston location. The Company paid Zipline for trucking services in the amounts $712,237 and $716,238 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, and December 31, 2016, the Company had outstanding payables to Zipline of $101,575 and $130,552, respectively. Also, as of December 31, 2016, the Company had an outstanding payable to David Skriloff of $15,000, which was paid off during the nine months ended September 30, 2017.

In addition, several of the Company’s lenders are also large shareholders. The table below provides a listing of such investors including percentage ownership and amount owed. It also provides a list of the Company’s directors who were also lenders to the Company.
Investor	Relationship		Debt Held	Percentage Ownership
As of December 31, 2016
GPB Debt Holding II, LLCC	Senior Lender		$2,911,818	9.8%
David Belding	Director		$150,000	17.7%
Joseph Kowal	Director		$-	14.4%
MKM Opportunity Master Fund, Ltd.	Shareholder/debtor	(1)	$-	17.7%
OMB Acquisition Corp, LLC	Shareholder/debtor		$14,339,664	7.7%	(2)
Ranmor, LLC	Shareholder/debtor		$200,000	2.8%	(3)

As of September 30, 2017
GPB Debt Holding II, LLCC	Senior Lender		$-	4.8%
David Belding	Director		$150,000	14.3%
Joseph Kowal	Director		$-	13.1%
MKM Opportunity Master Fund, Ltd.	Shareholder/debtor		$-	12.4%
OMB Acquisition Corp, LLC	Shareholder/debtor		$375,000	0.0%
Ranmor, LLC	Shareholder/debtor		$-	0.0%

(1)
In January, 2016 David Skriloff, a member at MKM Opportunity Master Fund joined the board and in June, 2016 became interim CEO, and then in April, 2017 became CEO.
(2)
OMB Acquisition Corp is 1/3 owned by David Belding, 1/3 owned by Joseph Kowal and 1/3 owned by MKM Opportunity Master fund.
(3)
Assumes the conversion of Ranmor's convertible note.

During the nine months ended September 30, 2017 and 2016, the Company incurred $187,500 and $158,481 respectively as compensation for all directors and officers.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties.

9.
SHORT-TERM NOTES

The Company’s short-term notes payable are as follows:

	September 30,	December 31,
	2017	2016

Senior secured notes (A)	$-	$3,200,000
Secured convertible notes (B)	-	795,000
Preferred note (C)	375,000	375,000
Subordinated convertible note (D)	-	200,000
Promissory notes (E)	150,000	150,000

Total	$525,000	$4,720,000

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

ii.
In November 2016, the Company closed a financing of $795,000 in six month Secured Convertible Notes with select accredited investors. The notes mature six months from date of issuance, carry a 12% interest rate, and are convertible into common stock at any time prior to maturity at the option of the holder at a price of $5 per share. In addition, the notes carry a warrant to purchase 79,500 shares at an exercise price of $0.01 per share. The notes are secured by a second-priority secured interest in all assets of the Company. During the nine months ended September 30, 2017, $305,000 was paid and financing of an additional $50,000 was received from an accredited investor with the same terms noted previously. The note carries a warrant to purchase 50,000 shares at an exercise price of $0.001 per share. In addition, during the months of April 2017 and May 2017, the accredited investors of the six month Secured Convertible Note made their decisions to convert $540,000 of unpaid principal and $24,000 of unpaid interest into 1,116,000 shares of common stock and the obligation to issue 6,000 shares of common stock.

iii.
On October 15, 2015, the Company issued a preferred note to OMB Acquisition Corp., LLC (“OMB”) with a principal sum of $375,000. Interest on the note has been waived by the lender. The note matured on November 15, 2016 and was automatically extended for one year as elected by the Company.

iv.
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

v.
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

vi.
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

Interest expense for the short-term notes was $1,269,039 and $421,143 for the nine months ended September 30, 2017 and 2016, respectively.

10.
SHORT-TERM LINE OF CREDIT

 On April 28, 2017, the Company closed on a $7.5 million joint senior secured line of credit through the Export/Import Bank and ExWorks Capital Fund I, LP (“ExWorks”). This agreement allows the Company to draw from the line of credit against certain domestic and international accounts receivable and inventory. The loan consists of two lines of credit. The first is the Export Line of Credit in the amount of up to $4 million and has an interest rate of prime plus 4% per annum. The second is the Domestic Line of Credit in the amount of up to $3.5 million and has an interest of 2% per month. There is a first priority security interest over all assets of the Company including receivables and inventory with the exception of receivables from our Korean subsidiary. The maturity date of loans under the agreement is one year from the closing date. On the initial drawdown, the Company borrowed a net total of $3,639,033, which includes $12,830 paid to ExWorks during the closing. The initial proceeds were primarily used to repay $2,927,829 of debt held by GPB Debt Holdings II, LLC and $294,084 of debt held by Riverside Merchant Partners. The remaining proceeds were paid to Aegis Capital Corporation or the placement agent fee in the amount of $250,000, and to ExWorks for various legal and financing fees in the amount of $179,950. ExWorks charged the Company a Guaranty Fee of $15,100 in May, and brings the total debt issuance cost on the line of credit to be $445,050, which is being amortized over the term of the line of credit. In addition to the initial drawdown of $3,639,033, the Company borrowed an additional $2,805,100, of which $2,791,085 was repaid during the nine months ended September 30, 2017. Amortization of debt issuance costs was $199,967 for the nine months ended September 30, 2017.

11.
OTHER SHORT-TERM LIABILITIES
During 2016 and 2017, the Company entered into various agreements with multiple parties to receive advances on future receivables. The balance of these advances at December 31, 2016 was $418,500. During the months of January, February, and March 2017, the Company received additional advances of $1,455,000, and repaid 1,439,051, leaving a remaining balance of $437,500 at September 30, 2017.

During the nine months ended September 30, 2017 and 2016, the interest expense that was incurred and paid on these advances was $372,063 and $59,254, respectively.

12.
STOCKHOLDERS’ DEFICIT

In October 2016, the Company entered into a strategic relationship with The Vedder Group (“Vedders”), one of the largest Canadian logistics and shipping company focusing exclusively on the shipping of liquids. The agreement calls for Vedders to sell and install EPT’s flexitanks as part of their respective product offerings to their clients in addition to providing strategic advice and consulting services. In February 2017, under the terms of the agreement, the Company issued to Vedders 750,000 shares of pre-split $0.001 par value common stock. As of September 30, 2017 and December 31, 2016, the Company did not have any Stock Option Plans.

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

In August 2017, EPT issued 4,859,000 shares of common stock at $0.50 per share for a total of $2,429,500 with an obligation to issue 245,000 shares of common stock at $0.50 per share for a total of $122,500.

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

13. EARNINGS PER SHARE
The following table summarizes basic and diluted earnings per share (EPS). Basic EPS excludes all potentially dilutive securities and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of stock options and restricted stock as calculated under the treasury stock method.

	September 30 2017	September 30, 2016
Net income (loss)	$(3,536,305)	$728,068
Weighted average shares outstanding:
Basic	45,308,191	24,939,097
Diluted	46,832,868	29,490,151

Basic EPS	(0.08)	$0.03
Diluted EPS	(0.08)	$0.02

14.
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

Location	September 30, 2017	September 30, 2016

United States	$7,186,750	$6,371,295
Korea	5,156,886	5,301,878
Rest of the World	1,156,597	1,369,281
Total	$13,500,233	$13,042,454

The following table shows assets held at each of the Company’s locations:

Location	September 30, 2017	September 30, 2016

United States	$3,298,558	$2,817,173
Korea	3,002,610	2,925,785
Europe	1,044,301	1,212,057
Rest of the World	17,839	13,096
Total	$7,363,308	$6,968,111

15.
COMMITMENTS AND CONTINGENCIES

 (a) Office leases

The Company and its subsidiaries lease certain office premises through October 2016. The lease was subsequently extended through October 2019. Future minimum lease payments under operating lease agreements are as follows:

Amount
Twelve months ending December 31,
2017	$100,387
2018	79,489
2019	66,437
Thereafter	—
$246,313

Rent expense for the nine months ended September 30, 2017 and 2016 was $111,026 and $70,095, respectively.

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

During 2015, a few shareholders initiated legal proceedings for claims about ownership rights. The parties entered into an agreement in March 2016 whereby the Company would pay the plaintiffs $445,000. On November 30, 2016, the Company made an initial payment of $25,000 and a additional payments in the amount of $325,000 leaving a balance of $95,000, which is accrued as of September 30, 2017 within accrued liabilities in the accompanying consolidated balance The Company is working to facilitate a remaining payment schedule.

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

In September 2016, a former director of EPT and the representative of EDP EPT, LLC pled guilty to two counts of fraud in relationship to his duties as President of EDP Management. He has had no involvement in the Company since his resignation on January 5, 2016. The Company does not believe that any of this fraud is related to his actions as a director. The Company expensed the legal fees as they were incurred for these litigations. During the nine months ended September 30, 2017 and 2016 the Company incurred $413,678 and $130,613, respectively for legal costs associated with these loss contingencies.

16.
INCOME TAXES

The Company is subject to U.S. federal, state, and foreign income taxes. The Company’s income tax (benefit) expense for the nine months ended September 30, are as follows:

	2017	2016
Current
Federal	$—	$—
State	293	223
Foreign	25,701	201,999
Total	$25,994	$202,222
The Company's effective tax rate was .71 and 21.74% for the nine months ended September 30, 2017 and 2016, respectively. The Company's effective tax rate for the nine months ended September 30, 2017 was positively impacted by operating losses incurred in both domestic and foreign jurisdictions giving rise to a net tax expense of $25,994. The Company's effective tax rate for the nine months ended September 30, 2016 was negatively impacted by operating profits earned in foreign jurisdictions resulting in net tax expenses of $202,222.

17.
CONCENTRATION OF RISK

Major Customer

For the nine months ended September 30, 2017 and 2016, seven customers accounted for approximately 54% of the Company’s revenues and eight customers accounted for approximately 54% of the Company’s revenues, respectively. As of September 30, 2017, and December 31, 2016, one customer accounted for approximately 46% and 41%, of the Company’s accounts, respectively.

Our largest customer is based out of Korea and accounted for 36% and 25% of sales for the nine months ended September 30, 2017 and 2016, respectively. Total revenue for this customer was $4,905,351and $4,251,630 for the nine months ended September 30, 2017 and 2016, respectively.

Major Suppliers

For the nine months ended September 30, 2017 and 2016, seven suppliers accounted for 44% and 39% of the total cost of revenues, respectively.

Major Lenders

For the nine months ended September 30, 2017 and year ended December 31, 2016, three lenders accounted for $3,932,965 and $17,539,664, respectively, of the Company’s total debt of $3,932,965 and $19,103,164, respectively.

18.
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

The carrying values and fair values of our financial instruments are as follows:

		June 30, 2017		December 31, 2016
		Carrying	Fair	Carrying	Fair
	Level	Value	Value	Value	Value
Cash	1	$747,217	$747,217	$814,778	$814,778
Cash in Escrow	1	$35,000	35,000	$--	--
Accounts receivable	2	$2,926,270	$2,926,270	$2,878,469	$2,878,469
Short-term deposits	1	$245,250	245,250	--	--
Accounts payable	2	$3,425,012	$3,425,012	$3,157,032	$3,157,032
Accrued liabilities	2	$1,178,449	$1,178,449	$1,141,849	$1,141,849
Short-term notes	2	$525,000	$525,000	$4,720,000	$4,720,000
Short-term line of credit	2	$3,407,966	$3,407,966	$--	$--
Advance from customer	2	$--	$--	$497,689	$497,689
Other short-term liabilities	2	$437,500	$437,500	$418,500	$418,500
Short-term investment loan	2	$--	$--	$13,964,664	$13,964,664
Other long-term liabilities	2	$63,665	$63,665	$48,333	$48,333

The following method was used to estimate the fair values of our financial instruments:

The carrying amount of level 1 and level 2 financial instruments approximates fair value because of the short maturity of the instruments. There were no changes in valuation techniques for the nine months ended September 30, 2017 and year ended December 31, 2016.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies, or similar techniques, and at least one significant model assumption or input is unobservable. Level 3 financial assets also include certain investment securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. During the nine months ended September 30, 2017 and year ended December 31, 2016 the Company had no Level 3 financial instruments.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no significant transfers between Level 1, or Level 2 during the nine months ended September 30, 2017 and year ended December 31, 2016, respectively.

The carrying amount of level 1 and level 2 financial instruments approximates fair value because of the short maturity of the instruments. There

19.
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

20.
SUBSEQUENT EVENTS

1)
In December 2017, the Company completed the financing of $400,000 of 10% convertible notes with warrants to purchase 1.5 shares for every dollar invested. The Notes convert at $0.50 per share and the warrants have a strike price of $0.50 and an expiration date of 18 months from issuance. In January 2018, the Company sold an additional $200,000 of the same convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2017 AND THE QUARTER ENDED SEPTEMBER 30, 2016

The following table summarizes our results of operations for the quarters ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	2017	2016	% Change
Revenues	$4,415,899	$4,561,908	(3.2)%
Cost of Sales	3,399,722	3,386,495.4%
Gross Profit	1,016,177	1,175,413	(13.5%)
SG&A	1,244,164	957,730	29.9%
Operating Income	(227,987)	217,683	(204.7%)
Interest Expense	(370,052)	(511,667)	(27.7)%
Net Income (Loss)	$(679,911)	$(480,564)	n/a

Revenues

Consolidated revenue decreased $150,000 in third quarter 2017 as compared to second quarter of 2016. This decrease was due to a decrease in US sales associated with plant shutdowns of a number of our customers due to Hurricanes Harvey, Irma and Maria that all occurred during the third quarter of 2017. These plants slowly became operational over the fourth quarter of 2017 where we began to see revenues recover.

Cost of Sales

Cost of Sales for the quarters ended September 2017 and 2016 stayed flat despite a decrease in revenues discussed above. These improved gross margins were a result of an increase in sales of our newer Liquiride product which carries a higher gross margin than our other flexitanks.

SG&A Expenses

Sales, general and administrative expenses increased by approximately $300,000 in the third quarter of 2017 as compared to the third quarter of 2016 primarily because of an increase in professional fees associated with being public and with the SEC investigation that began in the third quarter of 2017. SG&A as it related sole to the operations of the business remained essentially the same as third quarter of 2016.

Operating Income (Loss)

Operating Losses increased by approximately $450,000 as a result of the decreased revenues and increased SG&A as discussed above.

Interest and Financing Expenses

Interest expenses decreased from the same quarter in 2016 by $150,000. In the third quarter of 2016 we were paying interest on several short term, high interest loans that were ultimately repaid during 2017. For the third quarter of 2017, interest primarily consisted of the interest paid as part of our senior secured loan from ExWorks and the Ex/Im Bank.

Net Income (Loss)

In the third quarter of 2017, the reduction in revenues with increased professional fees associated with being public created a greater loss as compared to the same quarter in 2016.

Liquidity and Capital Resources

Sources of Liquidity

In the third quarter of 2017, we operated on the cash generated from the closing an equity financing arranged by Colorado Financial that closed at the end of the second quarter.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the quarters ended September 30 as set forth below:

	2017	2016
Cash used in Operating Activity	$(1,428,732)	$(707,706)
Cash used in Investing Activity	-	-
Cash provided by Financing Activity	883,648	86,389

Operating Activities

The change in cash from operating activities from third quarter of 2017 as compared to the similar quarter in 2016 was due from a combination of increased net losses and the use of capital that was raised at the end of the second quarter to reduce the Company’s accounts payables.

Investing Activities

For 2016 and 2017 there no cash from investing activities.

Financing Activities

In the third quarter of 2017, cash provided by financing activities were primarily a result of a small amount of the Colorado Financial fund raising that did not close until the third quarter of 2017.

Supplement disclosure

During the quarter, the Company received notice from the SEC that the trading of its stock was subject to an investigation and trading of its stock was halted for a ten-day period [to be reviewed by GKN].

Comparison of the nine months ended September 30, 2017 and the nine months ended September 30, 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	2017	2016	% Change
Revenues	$13,500,233	$13,042,454	3.5%
Cost of Sales	11,175,895	7,971,036	40.2%
Gross Profit	2,324,338	5,071,418	(54.2%)
SG&A	3,537,288	2,953,605	19.8%
Operating Income (Loss)	(1,212,950)	2,117,813	n/a
Interest and Finance Expense	2,153,910	839,962	156.4%
Net Income (Loss)	$(3,536,305)	$728,068	n/a

Revenues

Consolidated revenue increased by approximately $500,000 in the first nine months of 2017 as compared to the first nine months of 2016. This increase was due to additional sales resulting from our joint venture with a major shipping line and sales resulting from a new major customer.

Cost of Sales

Cost of Sales for the first nine months ended September 2017 and 2016 increased approximately $3.2 million primarily due to a negative adjustment of approximately $2.2 million to the Q1 2016 cost of goods sold due to the inability of the auditors to perform audit procedures to verify inventory balances. This inventory was subsequently recorded during Q1 2016 after the Company performed procedures to verify the inventory that was written off for the 2015 audit. The additional increase occurred due to the increase in sales for the nine months ended 2017 as compared to 2016.

SG&A Expenses

Sales, general and administrative expenses increased by approximately $600,000 in the first nine months of 2017 as compared to the second quarter of 2016 primarily because of an increase in professional fees associated with the refinancing of debt that closed in April 2017 and the reverse merger into a public shell that closed in June 2017 and professional fees associated with being public. SG&A as it related sole to the operations of the business remained essentially the same as first nine months of 2016.

Operating Income (Loss)

Operating Losses increased by approximately $3.3 million primarily as a result of the anomaly of cost of sales during the first half of 2016. In addition, the increase of losses resulted from the increase of professional fees during the second quarter of 2017 in order to complete the debt restructuring and the equity financing.

Interest and Financing Expenses

Interest expenses increased from the same first nine months of 2016 by $1.3 million as we had interest from the $795,000 bridge loan that was closed in November 2016 and was repaid and/or converted to common stock in May 2017, repayment and refinancing costs associated with the senior secured facility with ExWorks and Export/Import Bank and associated repayment, including penalties, with the GPB loans and financing costs associated with the closing of the equity financing arranged by Colorado Financial.

Net Income (Loss)

In the first nine months of 2017 as compared to the first nine months of 2016, the increased losses were primarily due to the $2.2 million in changes to cost of sales for 2016 due to the adjustment of inventory as described above and from the large increase in interest and financing expenses in the second quarter of 2017.

Liquidity and Capital Resources

Sources of Liquidity

In first nine months of 2017, we generated cash primarily from the closing an equity financing arranged by Colorado Financial that closed at the end of the second quarter.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30 as set forth below:

Consolidated revenue increased by $455,000 for the period ended September 30, 2017 as compared to the same period in 2016. This increase was due to additional sales resulting from our joint venture with a major shipping line.

Cost of Sales

Cost of Sales for the nine months ended September 2017 and 2016 increased approximately $3.2 million primarily due to a negative adjustment of approximately $2.2 million to the Q1 2016 cost of goods sold due to the inability of the auditors to perform audit procedures to verify inventory balances. This inventory was subsequently recorded during Q1 2016 after the Company performed procedures to verify the inventory that was written off for the 2015 audit. The additional increase occurred due to the increase in sales for the nine months ended 2017 as compared to 2016.

SG&A Expenses

Sales, general and administrative expenses increased by approximately $600,000 for the nine months ended September 2017 as compared to the nine months ended September 2016 primarily because of an increase in professional fees associated with the refinancing of debt that closed in April 2017 and the reverse merger into a public shell that closed in June 2017. SG&A as it related sole to the operations of the business remained essentially the nine months ended September 2016.

Operating Income (Loss)

Operating Losses increased by approximately $3.3 million primarily as a result of the anomaly of cost of sales during the first half of 2016. In addition, the increase of losses resulted from the increase of professional fees during the second quarter of 2017 in order to complete the debt restructuring and the equity financing.

Interest and Financing Expenses

Interest expenses increased from the same first half in 2016 by $1.3 million as we had interest from the $795,000 bridge loan that was closed in November 2016 and was repaid and/or converted to common stock in May 2017, repayment and refinancing costs associated with the senior secured facility with ExWorks and Export/Import Bank and associated repayment, including penalties, with the GPB loans and financing costs associated with the closing of the equity financing arranged by Colorado Financial.

Net Income (Loss)

For the period ended September 30, 2017 as compared to the period ended September 30, 2016, the increased losses were primarily due to the $2.2 million in changes to cost of sales for 2016 due to the adjustment of inventory as described above and from the large increase in interest and financing expenses in the second quarter of 2017.

Liquidity and Capital Resources

Sources of Liquidity

For the period ended September 30, 2017, we generated cash primarily from the closing an equity financing arranged by Colorado Financial that closed at the end of the second quarter.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the nine months ended September 30 as set forth below:

	2017	2016
Cash used in Operating Activity	$(4,851,209)	$(368,644)
Cash used in Investing Activity	-	-
Cash provided by Financing Activity	4,598,981	542,735

Operating Activities

The change in cash from operating activities from first nine month of 2017 as compared to the similar half in 2016 was primarily due to the increased cash from the creation of the credit facility in the second quarter of 2017. It was also effected by the adjustment to Cost of Goods that occurred in 2016 as discussed above.

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

As of June 30, 2018, our Chief Executive Officer and Treasurer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on such evaluation, our Chief Executive Officer and Treasurer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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